Form 10QSB
period 2000-02-29
PRAXIS PHARMACEUTICALS INC/CN
filed 2000-04-14
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended: February 29, 2000

[ ]           TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
   For the transition period from _____________________ to __________________

                         Commission file number 0-28627

                          PRAXIS PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)

             UTAH                                    87-0393257
       (State or other jurisdiction of              (IRS Employer
       incorporation or organization)             Identification No.)


    595 HORNBY STREET, SUITE 600, VANCOUVER, BRITISH COLUMBIA, V6C 1A4 CANADA
                    (Address of principal executive offices)

                                 (604) 646-5614
                           (Issuer's telephone number)

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            11,822,209 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                FEBRUARY 29, 2000

       Transitional Small Business Disclosure Format (check one); Yes No X

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                          INTERIM FINANCIAL STATEMENTS

                               FEBRUARY 29, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                        UNAUDITED - SEE NOTICE TO READER

Steele & Co.
Chartered Accountants
808 West Hastings Street, Suite 808
Vancouver, BC Canada V6C 1C8
Telephone:  604-687-8808
Telefax:    604-687-2702
EMAIL:      email@steele-co.bc.ca


                                NOTICE TO READER

We have compiled the balance sheet of Praxis Pharmaceuticals Inc. (a development stage company) as at February 29, 2000 and the interim statements of operations and deficit and cash flow for the nine month periods ended February 29, 2000 and February 28, 1999 and cumulative to February 29, 2000 from information provided by management. We have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information and, accordingly, we do not express an opinion on them. Readers are cautioned that these statements may not be appropriate for their purposes.

Vancouver, Canada                                       /s/ Steele & Co.
April 11, 2000                                          CHARTERED ACCOUNTANTS

                         PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEET
                               FEBRUARY 29, 2000
                           (EXPRESSED IN U.S. DOLLARS)


ASSETS
 CURRENT
  CASH                                                                $ 13,780
 INVESTMENTS (NOTES 2 AND 4)                                            27,000
                                                                      --------
                                                                      $ 40,780
                                                                      ========

LIABILITIES
 CURRENT
  ACCOUNTS PAYABLE                                                    $ 36,010
  OWING TO RELATED PARTIES                                              71,426
                                                                      --------
                                                                       107,436
                                                                      --------


STOCKHOLDERS' EQUITY
 SHARE CAPITAL
  AUTHORIZED
   50,000,000 COMMON SHARES WITH A PAR VALUE
             OF $0.001 PER SHARE
   10,000,000 PREFERRED SHARES WITHOUT PAR VALUE
  ISSUED AND PAID IN CAPITAL (NOTE 3)
   11,822,209 COMMON SHARES                                            817,473
 DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                                                   (884,129)
                                                                      ---------
 TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                               (66,656)
                                                                      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $ 40,780
                                                                      ========


APPROVED BY THE DIRECTORS

-------------------------

------------------------


                        UNAUDITED - SEE NOTICE TO READER

                         PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  INTERIM STATEMENTS OF OPERATIONS AND DEFICIT
       FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                      AND CUMULATIVE TO FEBRUARY 29, 2000

                           (EXPRESSED IN U.S. DOLLARS)



                                      CUMULATIVE             PERIODS
                                          TO                  ENDED
                                     FEBRUARY 29,  FEBRUARY 29,  FEBRUARY 28,
                                        2000         2000             1999
                                        ----         ----             ----
OPERATING EXPENSES
 RESEARCH AND DEVELOPMENT
  (NOTES 2 AND 4)                      $ 391,181     $ 200,889     $ 102,887
                                                      (158,193)
  RECOVERED COSTS                      (158,193)                          -
 BANK CHARGES AND EXCHANGE                 3,001           551         1,518
 CONSULTING                              215,858         2,500       210,708
 OFFICE AND SECRETARIAL                   23,690         8,993         7,192
 FINDERS FEES                              7,500             -             -
 PROMOTION AND TRAVEL                    153,426        73,832        36,481
 PROFESSIONAL FEES                        72,623        40,137        21,563
 RELATED PARTY
  ADMINISTRATION CHARGES                  50,043        31,550        18,182
                                       ----------    ----------    ---------
NET LOSS FOR THE PERIOD                $ 759,129       200,259       398,531
                                       ==========
DEFICIT BEGINNING OF THE PERIOD                        683,870       193,296
                                                     ----------    ---------
DEFICIT END OF THE PERIOD                            $ 884,129     $ 591,827
                                                     ==========    =========
BASIC LOSS PER SHARE                                 $    0.02     $    0.05

                                                     ==========    =========

                        UNAUDITED - SEE NOTICE TO READER

                         PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                         INTERIM STATEMENTS OF CASH FLOW
       FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                      AND CUMULATIVE TO FEBRUARY 29, 2000

                           (EXPRESSED IN U.S. DOLLARS)



                                      CUMULATIVE             PERIODS
                                          TO                  ENDED
                                     FEBRUARY 29,  FEBRUARY 29,  FEBRUARY 28,
                                        2000         2000             1999
                                        ----         ----             ----

CASH PROVIDED (USED) BY
 OPERATING ACTIVITIES
  NET LOSS FOR THE PERIOD              $ (759,129)   $ (200,259)   $ (398,531)
  ITEMS NOT AFFECTING CASH FLOW
   INVESTMENT CONSIDERATION FOR
    RECOVERED COSTS                       (27,000)      (27,000)            -
  SHARE CAPITAL ISSUED FOR
   CONSULTING                             209,208             -       209,208
  SHARE CAPITAL ISSUED FOR
   RESEARCH AGREEMENT
   AMENDMENTS                              45,000             -        45,000
  CHANGE IN NON-CASH OPERATING ITEM
   ACCOUNTS PAYABLE                        36,010        29,182        15,980
                                       ----------    ----------     ----------
                                         (495,911)     (198,077)     (128,343)
                                       ----------    ----------     ----------
FINANCING ACTIVITIES
 OWING TO RELATED PARTIES                  71,426       (41,656)       10,468
 SHARE CAPITAL ISSUED FOR CASH            482,725       150,000       128,725
 SHARE CAPITAL ISSUED FOR
  CONVERSION OF DEBENTURE                  50,000             -        50,000
 REORGANIZATION COSTS                     (94,460)            -       (69,460)
                                       -----------    ----------     ---------
                                          509,691       108,344       119,733
                                       ----------    ----------      ---------
CHANGE IN CASH FOR THE PERIOD            $ 13,780       (89,733)       (8,610)
                                       ==========
CASH BEGINNING OF THE PERIOD                            103,513        23,255
                                                     ----------     ----------

CASH END OF THE PERIOD                                 $ 13,780      $ 14,645
                                                     ==========     ==========



                        UNAUDITED - SEE NOTICE TO READER

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                               FEBRUARY 29, 2000


1.   ACCOUNTING POLICIES AND NOTES

The accounting policies followed by the Company are unchanged from those outlined in the audited financial statements for the year ended May 31, 1999. The notes to the financial statements at May 31, 1999 substantially apply to the interim financial statements at February 29, 2000 and are not repeated here. All adjustments have been made which, in the opinion of management, are necessary in order to make these financial statements not misleading.

2.   INVESTMENTS

     a.   Praxis Pharmaceuticals Australia Pty. - $1,000

          1,400,000 ordinary shares, recorded at a nominal amount, currently representing an 84.8% interest, assuming the conversion of all share classes. The investee is in the development stage and the equity therein is represented by unexpended funds committed for research and development (Note 4). The net assets of the investee are unlikely to accrue to the equity holder during the development stage and, as such, no recognition is made in these accounts for the equity share of earnings, losses or change in share capital until the investee advances past the research and development stage.

     b.   Fairchild International Corp. - $26,000

          2,600,000 common shares, recorded at a nominal amount, currently representing a 23.7% interest. The investee is in the development stage and the equity therein is represented by unexpended funds committed for research and development (Note 4). The net assets of the investee are unlikely to accrue to the equity holder during the development stage and, as such, no recognition is made in these accounts for the equity share of earnings, losses or change in share capital until the investee advances past the development stage.


                        UNAUDITED - SEE NOTICE TO READER

                           PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000

3.   SHARE CAPITAL

     a.   Issued and paid in capital
                                                   SHARES       CONSIDERATION

          Common shares
          Balance at May 31, 1999                  10,722,209     $637,473
          Issued during the period
               For cash
                @ $0.05 per share                     600,000       30,000
                @ $0.20 per share                     250,000       50,000
                @ $0.40 per share                     250,000      100,000
                                                   ----------     --------
          Balance at February 29, 2000             11,822,209     $817,473
                                                   ==========     ========

          A share consolidation of one new share for five old common shares has been authorized by the shareholders and to be declared by the directors on or before August 23, 2000.

     b.   Stock Option Plan

          Options have been granted to directors to acquire up to 1,698,330 common shares at $.41 per share to December 9, 2004.

4.   RESEARCH AND DEVELOPMENT

     The Company holds an ownership interest in Praxis Pharmaceuticals Australia Pty. which is subject to a shareholders' agreement, dated as of October 15, 1999. The agreement prescribes the terms whereby research funding will reduce the Company's ownership interest to 35% (currently 84.8%). As of the date of the agreement, the ownership interest is carried at a nominal value of $1,000. All advances to Praxis Pharmaceuticals Pty. are expensed when advanced. Funds held by Praxis Pharmaceuticals Pty. are committed to the research and development of phosphosugars and related licensed fields.

     The Company has licensed certain rights to Fairchild International Corp. for consideration consisting of 2,600,000 common shares and a commitment to provide research and development funding totalling $250,000. The research and development funding is recorded as a reduction of costs when received.

5.   SEGMENTED INFORMATION

     Geographic Segments

     The Company's activities are all in the one industry segment of the research and development of pharmaceutical products. The research and development activities are carried out in Australia.

                        UNAUDITED - SEE NOTICE TO READER

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for Praxis Pharmaceuticals, Inc. ("Praxis" or the "Company")) should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

The Company's business is the development and commercialization of drugs and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees. Effective September 30, 1999, the Company entered into a sublicensing arrangement with Fairchild International Corp. ("Fairchild") for the development of a nutraceutical and cosmetic agent. In exchange for this sublicense, the Company is to receive $250,000 as reimbursement for research and development costs it shall incur. Praxis plans to develop novel drugs and cosmetics, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with pharmaceutical and cosmetic companies.

In October 1999, an agreement was entered into whereby the equity investment made in Praxis' subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd, would be reduced to 35% through research and development funding invested by Rothschild Bioscience Managers Limited, of Melbourne, Victoria. The Rothschild investment is solely for the purpose of research and development into phosphosugar-based anti-inflammatory agents for registered therapeutic use.

It is expected that the profitability and financial viability of the Company will ultimately rest with the corporate alliances it can obtain. The Company expects to incur significant operating losses over at least the next three years. It is likely that these losses may increase in the future as the research and development and clinical trials continue. The Company's profitability will ultimately depend upon its ability to reach development and obtain regulatory approval for its products, and to enter into alliances to develop, manufacture and market the products. There is no guarantee that the Company will ever be profitable.

Praxis' near-term goals are to raise the funds necessary for the next five years of company research and development activities through share offerings and cash flow derived from sales and or licensing agreements on cosmetic products; invest in a dedicated research facility and personnel; and generate pre-clinical and early clinical results for the lead compounds. Over the long term, its goal is to develop strategic alliances with established pharmaceutical companies in order to conduct large scale, late stage clinical trials and to market approved therapeutics.

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the nine months ended February 29, 2000 was $200,259 as compared to $398,531 during the comparable nine-month period in 1999. The decrease in the net loss is due in part to the receipt of $158,193 in research and development funding, which is recorded as a reduction of research and development expenses. Were it not for the recovered costs, research and development expenses in 2000 ($200,889) actually increased 95% over 1999 amounts ($102,887). Promotion and travel expenses in 2000 ($73,832) also increased by 102% over 1999 amounts ($36,481), as did professional fees ($40,137 in 2000 compared to $21,563 in 1999) and related party administration charges ($31,550 in 2000 compared to $18,182 in 1999). However, there were no significantly decreased consulting expenses in the 2000 period ($2,500), as compared to $210,708 in 1999.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. For the nine months ended February 29, 2000, the Company issued common stock for cash of $150,000.
This compares to $128,725 in the 1999 nine-month period.

At February 29, 2000, the Company's working capital deficiency was $93,656, as compared to $16,397 at May 31, 1999. Of the liabilities at February 29, 2000, $71,426 was owed to related parties.

Until such time as the Company obtains agreements with third-party licensees or partners to provide funding for the Company's anticipated research and development activities, the Company will be dependent upon proceeds from the sale of securities. Further, substantial funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain research and development programs.

The report of the Company's independent auditors on the financial statements for the year ended May 31, 1999, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. Praxis has suffered losses from operations, requires additional financing, and needs to continue the development of its products. Ultimately the Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to develop a commercially viable product. Even if the Company were able to develop a commercially viable product, there is no assurance that it would be able to attain profitable operations.

PLAN OF OPERATION

Assuming that Fairchild pays its remaining installments of $137,500, the Company currently has cash and cash commitments to support the pre-clinical research program into anti-inflammatory drugs and anti-wrinkle compounds for at least the next 15 months. Additional funds will be needed to support any further operations at that time. In order to increase the value of the intellectual property to enhance the value of the Company, further funding will be required in the next 12 months to increase the size of the research and development operations and to conduct clinical trials. Pre-clinical research and development can be accomplished without an injection of capital in the next 12 months assuming receipt of the Fairchild funds. Unless extra capital is raised in the next 12 months there will be no change in the number of employees or rate of research and development. There are no anticipated purchases of plant or equipment or sale of same.

The receipt of the Fairchild funds is not certain, since Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's financial statements for the year ended December 31, 1998 included an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern.

If Fairchild can obtain the capital necessary to fund the costs for manufacturing, production, marketing, selling, and obtaining regulatory approvals, it is possible that sales of products for arthritis and wrinkles could commence in one to two years. This differs from prescription drugs, for which Praxis does not expect to be able to realize revenues from the sale to consumers within the next five years due to extended testing and regulatory review. The regulatory requirements are much less stringent for cosmetic and nutraceutical products than for prescription drugs. While there is nothing in the agreement that would prevent Fairchild from unilaterally deciding to continue to spend money on research and thereby, perhaps, use all monies that would otherwise be paid to Praxis as royalties, doing so would not benefit Fairchild. The agreement allows Fairchild to recoup only up to $250,000 of its research expenditures in determining net revenues. If Fairchild were to spend more than $250,000 on research, net revenues would not be affected.

YEAR 2000 READINESS DISCLOSURE

The Year 2000 issue refers to the inability of computer and other information technology systems to properly process date and time information due to the programming of a two digit year rather than a four digit year. The risk is that a system will recognize the digits "00" as 1900 rather than the year 2000, or that the system may not recognize "00" as a year at all. As a result, computers and embedded processing systems may be at risk of malfunctioning, particularly during the transition from 1999 to 2000.

The Company has completed its assessment of the impact of Year 2000 issues on its business operations. The Year 2000 issue may affect the Company in four principal areas including: (1) computer systems such as personal computers, operating systems, business software, and application software including accounting systems, technical support software and administration software; (2) field assets (primarily embedded systems) such as programmable logic controllers and equipment control panels; (3) other systems such as telephones, photocopiers and facsimile machines; and (4) third-party suppliers and service providers such as banks and insurance companies.

To date, the Company has implemented and tested its computer software and hardware for Year 2000 compliance and has concluded that its hardware and software is Year 2000 compliant.

The Company's Year 2000 program is designed to reduce the Company's risk of material losses due to the Year 2000 issue. Management does not anticipate any material adverse effect from the Year 2000 issue; however, the Company cannot be certain that it will not suffer material adverse effects in the event that third parties upon which the Company is dependent are unable to resolve their Year 2000 issues.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not Applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not Applicable.

ITEM 5.   OTHER INFORMATION

          Not Applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          a)       EXHIBITS

    REGULATION                                                                                                     CONSECUTIVE
    S-B NUMBER                                               EXHIBIT                                               PAGE NUMBER
       2.1           Stock Exchange Agreement with Micronetics (1)<F1>                                                 N/A

       3.1           Articles of Incorporation, as amended and restated (1)<F1>                                        N/A

       3.2           Bylaws (1)<F1>                                                                                    N/A

       10.1          Research, Development and Licence Agreement dated May 11, 1999                                    N/A
                     between Praxis Pharmaceuticals, Inc. and Fairchild International Inc. (1)<F1>

       10.2          Exclusive Licence Agreement dated October 14, 1999 between Anutech Pty                            N/A
                     Ltd. and Praxis Pharmaceuticals Australia Pty Ltd. (1)<F1>

       10.3          Licence Agreement dated October 14, 1999 between Anutech Pty Ltd. and                             N/A
                     Praxis Pharmaceuticals Inc. (1)<F1>

       10.4          Shareholders Agreement dated as of October 15, 1999, between Praxis                               N/A
                     Pharmaceuticals Australia Pty Ltd., Praxis Pharmaceuticals Inc., Perpetual
                     Trustees Nominees Limited, and Rothschild Bioscience Managers Limited (1)<F1>

       10.5          1999 Stock Option Plan (1)<F1>                                                                    N/A

        27           Financial Data Schedule                                                                           14

----------------------------

<F1>
(1)      Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File
         No. 0-28627

                                       12

          b)   REPORTS ON FORM 8-K:

          None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            PRAXIS PHARMACEUTICALS, INC.
                                            (Registrant)


Date:    April 13, 2000                     By: /S/ David Stadnyk
                                            ----------------------------------
                                                David Stadnyk, Secretary
                                                (Principal financial officer)

                                   Exhibit 27

                             Financial Data Schedule