Form 10QSB/A
period 2000-02-29
PRAXIS PHARMACEUTICALS INC/CN
filed 2000-08-04
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


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

                                  BALANCE SHEET

                                FEBRUARY 29, 2000

                           (EXPRESSED IN U.S. DOLLARS)

ASSETS

   CURRENT CASH                                               $         13,780

INVESTMENTS (NOTES 2 AND 4)                                             27,000
                                                               ---------------

                                                              $         40,780
                                                               ===============
LIABILITIES

   CURRENT
     ACCOUNTS PAYABLE                                         $         36,010
     OWING TO RELATED PARTIES                                           71,426
                                                               ---------------

                                                                       107,436

STOCK OPTION PLAN COMPENSATION (NOTE 3)                                 23,776
                                                               ---------------

                                                                       131,212
                                                               ---------------


STOCKHOLDERS' EQUITY

  SHARE CAPITAL
    AUTHORIZED
    50,000,000 COMMON SHARES WITH A PAR VALUE
              OF $0.001 PER SHARE
    10,000,000 PREFERRED SHARES WITHOUT PAR VALUE
ISSUED AND PAID IN CAPITAL (NOTE 3)
    11,822,209 COMMON SHARES                                           967,473


DEFICIT ACCUMULATED DURING THE
 DEVELOPMENT STAGE                                                  (1,057,905)
                                                               ---------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (90,432)
                                                               ---------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $         40,780
                                                               ===============

                                    UNAUDITED
                                        3

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                   INTERIM STATEMENT OF OPERATIONS AND DEFICIT

        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                       AND CUMULATIVE TO FEBRUARY 29, 2000

                           (EXPRESSED IN U.S. DOLLARS)


                                               CUMULATIVE                            PERIODS
                                                  TO                                  ENDED
                                               FEBRUARY 29,          FEBRUARY 29,            FEBRUARY 28,
                                                 2000                   2000                      1999


OPERATING EXPENSES

RESEARCH AND DEVELOPMENT
  (NOTES 2 AND 4)                             $   391,181            $   200,889             $    102,887
  RECOVERED COSTS                                (158,193)              (158,193)                       -
BANK CHARGES AND EXCHANGE                           3,001                    551                    1,518
CONSULTING                                        215,858                  2,500                  210,708
OFFICE AND SECRETARIAL                             23,690                  8,993                    7,192
FINDERS FEES                                        7,500                      -                        -
PROMOTION AND TRAVEL                              153,426                 73,832                   36,481
PROFESSIONAL FEES                                  72,623                 40,137                   21,563
RELATED PARTY
  ADMINISTRATION CHARGES                           50,043                 31,550                   18,182
   STOCK OPTION PLAN COMPENSATION                 173,776                173,776                        -
                                              -----------            -----------             ------------

NET LOSS FOR THE PERIOD                       $   932,905                374,035                  398,531
                                              ===========

DEFICIT BEGINNING OF THE PERIOD                                          683,870                  193,296
                                                                     -----------             ------------

DEFICIT END OF THE PERIOD                                             $1,057,905                 $591,827
                                                                     ===========             ============

BASIC LOSS PER SHARE                                                       $0.03                    $0.05
                                                                     ===========             ============



                                    UNAUDITED

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                         INTERIM STATEMENTS OF CASH FLOW

        FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                       AND CUMULATIVE TO FEBRUARY 29, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                               CUMULATIVE                            PERIODS
                                                   TO                                 ENDED
                                              FEBRUARY 29,           FEBRUARY 29,              FEBRUARY 28,
                                                 2000                   2000                      1999

CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
   NET LOSS FOR THE PERIOD                    $  (932,905)           $  (374,035)              $  (398,531)
   ITEMS NOT AFFECTING CASH FLOW
   INVESTMENT CONSIDERATION                       (27,000)               (27,000)                        -
    FOR RECOVERED COSTS
   STOCK OPTION PLAN
    COMPENSATION                                  173,776                173,776
   SHARE CAPITAL ISSUED FOR
    CONSULTING                                    209,208                      -                   209,208
   SHARE CAPITAL ISSUED FOR
    RESEARCH AGREEMENT
    AMENDMENTS                                     45,000                      -                    45,000
   CHANGE IN NON-CASH OPERATING ITEM
    ACCOUNTS PAYABLE                               36,010                 29,182                    15,980
                                              ------------           ------------              ------------
                                                 (495,911)              (198,077)                 (128,343)
                                              ------------           ------------              ------------

FINANCING ACTIVITIES

   OWING TO RELATED PARTIES                        71,426                (41,656)                   10,468
   SHARE CAPITAL ISSUED FOR CASH                  482,725                150,000                   128,725
   SHARE CAPITAL ISSUED FOR
     CONVERSION OF DEBENTURE                       50,000                      -                    50,000
   REORGANIZATION COSTS                           (94,460)                     -                   (69,460)
                                              ------------           ------------              ------------

                                                  509,691                108,344                   119,733
                                              ------------           ------------              ------------

CHANGE IN CASH FOR THE PERIOD                 $    13,780                (89,733)                   (8,610)
                                              ============

CASH BEGINNING OF THE PERIOD                                             103,513                    23,255
                                                                      -----------              ------------
CASH END OF THE PERIOD                                               $    13,780               $    14,645
                                                                      ===========              ============


                                    UNAUDITED

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

2.       INVESTMENTS

         a.     Praxis Pharmaceuticals Australia Pty. - $1,000

         1,400,000 ordinary shares recorded at a nominal amount, currently representing an 84.8% interest, assuming the conversion of all share classes. The investee is in the development stage and the equity therein is represented by unexpended funds committed for research and development (Note 4). The net assets of the investee are unlikely to accrue to the equity holder during the development stage and, as such, no recognition is made in these accounts for the equity share of earnings, losses or change in share capital until the investee advances past the research and development stage.

         b.     Fairchild International Corp. - $26,000

         2,600,000 common shares recorded at a nominal amount, currently representing a 23.7% Interest. The investee is in the development stage and the equity therein is represented by unexpended funds committed for research and development (Note 4). The net assets of the investee are unlikely to accrue to the equity holder during the development stage and, as such, no recognition is made in these accounts for the equity share of earnings, losses or change in share capital until the investee advances past the development stage.

3.       SHARE CAPITAL

         a.     Issued and paid in capital


                                                                SHARES                      CONSIDERATION
                Common Shares

                Balance at May 31, 1999                     10,722,209                      $     637,473
                Issued during the period
                   For cash
                   @$0.05 per share                            600,000                             30,000
                   @$0.60 per share                            250,000                            150,000
                   @$0.60 per share                            250,000                            150,000
                                                           -----------                      -------------
                Balance at February 29, 2000                11,822,209                      $     967,473
                                                           ===========                      =============


                A share consolidation of one new share for five old common shares has been authorized by the shareholders and to be declared by the directors on or before August 23, 2000.

                                    UNAUDITED

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000

3.       SHARE CAPITAL (CONTINUED)

         a.     Issued and paid in capital (continued)

                During the period options were exercised to acquire 500,000 common stocks at an average price of $0.30 per share. The difference between the quoted market price of $0.60 and the average exercise price of $0.30 per share aggregating $150,000 is recognized as stock option plan compensation cost during the current period.

         b.     Stock Option Plan

                Options have been granted to directors to acquire up to 1,698,330 common shares at $.41 per share to December 9, 2004.

                As of February 29, 2000, the quoted market price of shares relating to the outstanding stock options exceeded the option exercise price by $475,532. This stock option plan compensation cost is recognized over the sixty-month service period. Stock option plan compensation cost for the period aggregated $23,776.

4.       RESEARCH AND DEVELOPMENT

         The Company holds an ownership interest in Praxis Pharmaceuticals Australia Pty. which is subject to a shareholders' agreement, dated as of October 15, 1999, The agreement prescribes the terms whereby research funding will reduce the Company's ownership interest to 35% (currently 84.8%). As of the date of the agreement, the ownership interest is carried at a nominal value of $1,000. All advances to Praxis Pharmaceuticals Pty. are expensed when advanced. Funds held by Praxis Pharmaceuticals Pty. are committed to the research and development of phosphosugars and related licensed fields.

         The Company has licensed certain rights to Fairchild International Corp. for consideration consisting of 2,600,000 common shares and a commitment to provide research and development funding totaling $250,000 to October 1, 2000. The research and development funding is recorded as a reduction of costs when received.

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

GENERAL

The Company's business is the development and commercialization of drugs and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees. Effective September 30, 1999, the Company entered into a sublicensing arrangement with Fairchild International Corp. ("Fairchild") for the development of a nutraceutical and cosmetic agent. In exchange for this sublicense, the Company is to receive $250,000 as reimbursement for research and development costs it shall incur. This amount and other costs will be deducted in arriving at "net revenues" upon which Praxis' 35% royalty payment is based. Praxis plans to develop novel drugs and cosmetics, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with pharmaceutical and cosmetic companies.

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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the nine months ended February 29, 2000 was $374,035 as compared to $398,531 during the comparable nine-month period in 1999. The slight decrease in the net loss is due in part to the receipt of $158,193 in research and development funding, which is recorded as a reduction of research and development expenses. Were it not for the recovered costs, research and development expenses in 2000 ($200,889) actually increased 95% over 1999 amounts ($102,887). Stock option plan compensation of $173,776 was incurred for the current period which was not incurred in fiscal 1999. Promotion and travel expenses in 2000 ($73,832) also increased by 102% over 1999 amounts ($36,481), as did professional fees ($40,137 in 2000 compared to $21,563 in 1999) and related party administration charges ($31,550 in 2000 compared to $18,182 in 1999). However, there were significantly decreased consulting expenses in the 2000 period ($2,500), as compared to $210,708 in 1999.

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

PLAN OF OPERATION

Assuming that Fairchild pays its remaining installments of $87,500, the Company currently has cash and cash commitments to support the pre-clinical research program into anti-inflammatory drugs and anti-wrinkle compounds for at least the next 15 months. Additional funds will be needed to support any further operations at that time. In order to increase the value of the intellectual property to enhance the value of the Company, further funding will be required in the next 12 months to increase the size of the research and development operations and to conduct clinical trials. Pre-clinical research and development can be accomplished without an injection of capital in the next 12 months assuming receipt of the Fairchild funds. Unless extra capital is raised in the next 12 months there will be no change in the number of employees or rate of research and development. There are no anticipated purchases of plant or equipment or sale of same.


The receipt of the Fairchild funds is not certain, since Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's financial statements for the year ended December 31, 1999 included an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern.


If Fairchild can obtain the capital necessary to fund the costs for manufacturing, production, marketing, selling, and obtaining regulatory approvals, it is possible that sales of products for arthritis and wrinkles could commence in one to two years. This differs from prescription drugs, for which Praxis does not expect to be able to realize revenues from the sale to consumers within the next five years due to extended testing and regulatory review. The regulatory requirements are much less stringent for cosmetic and nutraceutical products than for prescription drugs. While there is nothing in the agreement that would prevent Fairchild from unilaterally deciding to continue to spend money on research and thereby, perhaps, use all monies that would otherwise be paid to Praxis as royalties, doing so would not benefit Fairchild. It would be in Fairchild's interest to commence sales of products to generate revenues.

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

       10.5          1999 Stock Option Plan (1)<F1>                                                                    N/A

        27           Financial Data Schedule<F1>                                                                       N/A


----------------------------

<F1>
(1)      Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File
         No. 0-28627

                                       11

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

                                            PRAXIS PHARMACEUTICALS, INC.
                                            (Registrant)


Date:   August 4, 2000                      By: /S/ David Stadnyk
                                            ----------------------------------
                                                David Stadnyk, Secretary
                                                (Principal financial officer)