Form 10KSB
period 2000-05-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2000-09-14
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     For the fiscal year ended May 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ------------------   --------------

                         Commission file number: 0-28627

                           PRAXIS PHARMACEUTICALS INC.
                 (Name of small business issuer in its charter)

           UTAH                                                 87-0393257
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

    595 HORNBY STREET, SUITE 600, VANCOUVER, BRITISH COLUMBIA V6C 1A4 CANADA
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 646-5614

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]     No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,345,774 AS OF SEPTEMBER 12, 2000

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,822,209

Transitional Small Business Disclosure Format (Check one):   Yes [ ];  No [X]


Exhibit index on page 16.                                    Page 1 of 32 pages

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Praxis Pharmaceuticals Inc. ("Praxis" or the "Company") was formed in response to an apparent market opportunity in the pharmaceutical industry for small molecular agents capable of moderating inflammatory responses. The founding individuals recognized several significant diseases, which are inadequately served by current therapies, as providing this opportunity. Praxis is a startup company, which commenced operations in July 1997. Its mission is to develop a unique panel of therapeutics based on carbohydrate chemistry. To achieve that mission, Praxis plans to acquire licenses for products or intellectual property from other organizations or companies when and if there is sufficient evidence that this would facilitate the expansion of the range of therapeutics that Praxis has in its product line. Praxis also plans to develop new drugs internally. The drugs are intended to be used in the control of inflammation in a range of indications, such as skin conditions to autoimmune diseases. The technology also has applicability in the cosmetic and nutraceutical markets and agents for wrinkles and other conditions are being developed for these markets.

         Effective September 30, 1999, Praxis granted a worldwide, exclusive license to Fairchild International Inc. ("Fairchild"), an affiliate, for all products and processes developed, and to be developed, relating to arthritis and dermal wrinkles, in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby Praxis was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. (This agreement, including "Schedule C", has been filed as Exhibit 10.1 to Praxis' registration statement on Form 10-SB.) A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 are to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments have been paid. The receipt of the remaining $87,500 from Fairchild is not certain. Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's
financial   statements  for  the  year  ended  December  31,  1999  included  an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern. The funds paid by Fairchild to Praxis can only be used by Praxis for the conduct of the research projects and can only be expended in accordance with the budget included as part of "Schedule C", unless Praxis obtains prior written authorization from Fairchild. Fairchild and Praxis will, not less than once every three months, review and evaluate progress on the research projects. Following such reviews, milestones as set out in "Schedule C" may be revised as and when needed by mutual agreement between Fairchild and Praxis. The research program is to be fully funded by the funds received by Fairchild. The $250,000 budget for the research and development program includes allowances for all associated overhead and costs to be expended by Praxis on the program. No administrative overhead will be expended that is not covered by the funds received from Fairchild in relation to the research program. Praxis will not incur either directly or indirectly any additional expenses on the research program.

         Under the exclusive license, Praxis is to be paid 35% of net revenue, which is any consideration received by Fairchild from the sale of a licensed product or the granting of a sublicense, after deduction of the following:
$250,000 to be paid by Fairchild plus any other development costs, manufacturing and production costs, marketing and selling costs, and expenses incurred by Fairchild in connection with obtaining regulatory approvals. This means that before any royalties are paid to Praxis, the following are first returned to
Fairchild: (1) the $250,000 research expenditures and (2) any other development costs, manufacturing and production costs, marketing and selling costs, and expenses incurred by Fairchild in connection with obtaining regulatory approvals. Further, there is nothing in the agreement that would prevent Fairchild from unilaterally deciding to continue to spend money on research and thereby, perhaps, use all monies that would otherwise be paid to Praxis as royalties. Accordingly, it is not certain when, if, or to what extent Praxis will receive any royalty revenues from this licensing arrangement. Upon the expiration of the last licensed patent, which includes any patents arising out of applications to be filed in the future, Fairchild's license shall become a fully paid-up, perpetual license. This date would be no sooner than 2016. The settlement of any disputes regarding this agreement with Fairchild will be by binding arbitration, with the arbitrators to be selected by the Company and Fairchild.

         At the time Praxis entered into the agreement with Fairchild in May 1999, David Stadnyk, an officer, director, and principal shareholder of the Company, owned approximately 16.4% of the outstanding stock of Fairchild and was a promoter of Fairchild. In addition, in March 1999 Fairchild paid Mr. Stadnyk consulting compensation of $25,000, 500,000 shares of Fairchild common stock, and one-year options to purchase 1,000,000 shares of Fairchild common stock. The options expired without having been exercised. See "Company Development" below and Item
12. Certain Relationships and Related Transactions. The 16.4% ownership disclosed above includes the 500,000 shares received by Mr. Stadnyk as consulting compensation.

BACKGROUND AND CORPORATE STRUCTURE

         Praxis  Pharmaceuticals,  Inc. was  incorporated on June 20, 1997 under the laws of the State of Nevada. In June 1998, Praxis-Nevada engaged in a reverse acquisition transaction with Micronetics, Inc., a company incorporated in Utah on December 31, 1981, where the shareholders of Praxis-Nevada gained
control  over   Micronetics.   Micronetics  then  changed  its  name  to  Praxis
Pharmaceuticals Inc. Praxis-Nevada engaged in the reverse acquisition transaction to achieve having its common stock quoted on the OTC Bulletin Board. At the time of the transaction, the common stock of Micronetics was quoted on the OTC Bulletin Board under the symbol "MKRO" and had a shareholder base of 262 holders. Praxis-Nevada had a shareholder base of 13. Immediately after the reverse acquisition transaction, the shareholders of Praxis-Nevada held approximately 98% of the outstanding shares of the Company.

         A wholly owned Australian subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd. (ACN 082 811 630) ("Praxis-Australia"), was formed in June 1998 as a private company.

         In October 1999 an equity investment was made in Praxis-Australia by Rothschild Bioscience Managers Ltd., which reduced Praxis' equity ownership to 35%.

PATENTS AND LICENSE RIGHTS

         The Company has obtained exclusive licenses to exploit and use intellectual property possessed by the Australian National University in the area of phosphosugars and their analogues as anti-inflammatory agents, covered by the University's patents (including USA 5506210, European 89909685.3, International WO90/01938 and Australia PO3098/96).

         Anutech Pty Limited ("Anutech"), the commercial subsidiary of Australian National University, originally granted a license to the Company in October 1997. This earlier agreement was superseded by an agreement dated October 14, 1999. The Company's exclusive worldwide license pertains to the use of phosphosugars as nutraceuticals (foods that provide medicinal or health benefits), complementary medicines, or cosmetics. The license specifically excludes the use of phosphosugars as prescription therapeutics and topical application for wound care. As consideration for the license, Anutech is to receive a 4% royalty on net sales of products, 50% of all royalty income on net sales of products received from sublicensees, and 15% of all sublicense fees.

         Anutech has also granted Praxis-Australia the exclusive worldwide license to the use of phosphosugars as prescription therapeutics, and the license specifically excludes the uses granted to the Company. Anutech is to receive 2% of all amounts received by Praxis-Australia or any sublicensee in connection with the licensed intellectual property or related products.

         In addition to the licenses described above, Praxis owns two patents that relate to agents for use in immunosuppression and transplant rejection (US5691346 and US 5837709). Praxis believes that patent protection of its technologies, processes and products is important to its future operations. The success of Praxis' proposed products might depend, in part, upon the Company's ability to obtain patent protection. Praxis intends to enforce its patent position and intellectual property rights vigorously. The cost of enforcing Praxis' patent rights in lawsuits, if necessary, may be significant and could interfere with Praxis' operations. Although Praxis intends to file additional patent applications, as management believes appropriate, with respect to any new products or technological developments, no assurance can be given that any additional patents will be issued or, if issued, will be of commercial benefit to Praxis. In addition, it is impossible to anticipate the breadth or degree of protection that any such patents may afford. To the extent that Praxis relies on unpatented proprietary technology, no assurance can be given that others will not independently develop or obtain substantially equivalent or superior technology or otherwise gain access to Praxis' trade secrets, that any obligation of confidentiality will be honored or that Praxis will be able to effectively protect its rights to proprietary technology. Further, no assurance can be given that any products developed by Praxis will not infringe patents held by third parties or that, in such case, licenses from such third parties would be available on commercially acceptable terms, if at all.

COMPANY DEVELOPMENT

         It is envisioned that the Company will develop in stages:

         o   Research and Development
         o   Clinical Trials
         o   Commercialization

         Praxis' business plan envisions the first two stages taking place over the next three-year period. The Company has engaged in private placements of its stock to fund research and development activities. Additional funding of approximately $6,000,000 is being sought by the Company to enable it to develop its intellectual property portfolio and to engage in early clinical trials of its proposed products. Clinical trial activities will be necessary to generate evidence of efficacy in order to attract alliance partners. An alliance in pharmaceutical terms is the joint effort of a major pharmaceutical company and a smaller "junior" drug developer who has the idea and the research, but not sufficient capital to continue this to the next and most critical phase. Management believes that the future viability of Praxis relies greatly on the opportunity to gain the support, for mutual benefit, of one of the larger worldwide drug houses. This may be particularly appropriate to the development of formulations for topical or ocular delivery of Praxis drugs. Strategic alliances with such companies will be investigated as a matter of priority by Praxis.

         The Company entered into a Research, Development and Licence Agreement with Fairchild International Inc., an affiliate, dated as of May 11, 1999, which closed September 30, 1999. This agreement has been filed as Exhibit 10.1 to the Company's registration statement on Form 10-SB, with the exception of a
"Schedule B" referenced in the agreement which was never made a part of the agreement. At the time Praxis entered into the agreement, David Stadnyk, an officer, director, and principal shareholder of the Company, owned approximately 16.4% of the outstanding stock of Fairchild and was a promoter of Fairchild. In addition, in March 1999 Fairchild paid Mr. Stadnyk consulting compensation of $25,000, 500,000 shares of Fairchild common stock, and one-year options to purchase 1,000,000 shares of Fairchild common stock. The options expired without having been exercised. See Item 12. Certain Relationships and Related Transactions.

         Under that agreement, Fairchild obtained an exclusive, worldwide license to make, use, and sell products and processes developed by Praxis relating to arthritis and dermal wrinkles in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000) and a research engagement for $250,000. A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 are to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments have been paid. The receipt of the remaining $87,500 from Fairchild is not certain. Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's financial statements for the year ended December 31, 1998 included an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern.

         Praxis agreed to conduct certain research projects commencing October 1, 1999. Any new intellectual property developed as a result of that research is to be included as part of the licensed technology and licensed to Fairchild. Fairchild is authorized to grant sublicenses and/or assign the license to an affiliate. Praxis is to be paid 35% of net revenue, which is any consideration received by Fairchild from the sale of a licensed product or the granting of a sublicense, less all of the following: the $250,000 paid by Fairchild and any other development costs, manufacturing and production costs, marketing and selling costs, and expenses incurred by Fairchild in connection with obtaining regulatory approvals. While the net revenue definition used in the Fairchild agreement is believed by management of the Company to be typical for this type of licensing agreement, it is not certain when, if, or to what extent Praxis will receive any revenues from this licensing arrangement. Upon the expiration of the last licensed patent, which includes any patents arising out of applications to be filed in the future, Fairchild's license shall become a fully paid-up, perpetual license. This date would be no sooner than 2016. The settlement of any disputes regarding this agreement with Fairchild will be by binding arbitration, with the arbitrators to be selected by the Company and Fairchild.

         Praxis  will  use  its  best   efforts  to  conduct  the  research  and
development program outlined in the agreement with Fairchild. The agreement provides for adjustment of milestones according to progress. If the research and development project cannot be concluded satisfactorily by Praxis, the licensing component of the agreement is still in force unless the two parties mutually negotiate another research and development agreement or a new licensing agreement. Royalties are still payable to Praxis even if Praxis does not perform the research and development program to completion. Royalties from Fairchild to Praxis in the event of an alliance between Fairchild and a larger firm would still be 35% of net revenue, whether it is licensing fees or royalty payments that Fairchild receives from the larger firm. An alliance with a larger pharmaceutical firm would be on the basis of cash flowing from the larger firm to Praxis and Fairchild, so it would not result in a requirement of any payments from Praxis to another party.

         In October 1999, an agreement was entered into whereby the equity investment made in Praxis-Australia would be reduced to 35% through research and development funding invested by Rothschild Bioscience Managers Limited, of Melbourne, Victoria. The Rothschild investment is solely for the purpose of research and development into phosphosugar-based anti-inflammatory agents for registered therapeutic use.

         It is expected that the profitability and financial viability of the Company will ultimately rest with the corporate alliances that may be entered into at this stage of fund raising. As noted above, the benefits of a correctly structured alliance can be enormous for both parties involved. The Company expects to incur significant operating losses over at least the next three years. There is every likelihood that these losses may increase in the future as the research and development and clinical trials continue. The Company's profitability will ultimately depend upon its ability to reach development and obtain regulatory approval for its products, and to enter into alliances to develop, manufacture and market the products. There is no guarantee that the Company will ever be profitable.

         Praxis' near-term goals are to raise the funds necessary for the next five years of company research and development activities through share offerings and cash flow derived from sales and or licensing agreements on cosmetic products; invest in a dedicated research facility and personnel; and generate pre-clinical and early clinical results for the lead compounds. Over the long-term, its goal is to develop strategic alliances with established pharmaceutical companies in order to conduct large scale, late stage clinical trials and to market approved therapeutics.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended May 31, 2000, 1999 and 1998, the Company incurred $86,604, $92,456 and $50,016 in research costs, respectively.

         In  general  terms  the  research  and  development   process  for  the
pharmaceutical  agents  is as  follows:

          o    Secure source of drug substance

          o    Development  of  validated   analytical  assays  for  purity  and
               stability

          o Development of validated analytical assays for detection of the drug substance in plasma

          o    Formulation studies to provide a stable formulation for human use

          o Full toxicology program in accord with current international guidelines

          o    Preparation of clinical trial material

         This process is expected to cost approximately $1,000,000 to complete and allows commencement of clinical trials. The Company intends to focus its efforts on the following conditions/diseases: psoriasis, surgical adhesions, ocular inflammation, rheumatoid arthritis, and wrinkles. Specific strategic commercial targets are as follows:

          o Psoriasis - Develop optimal dermal formulation and enter early stage clinical trials by second quarter 2001. Following the early stage trials (early Phase II), the Company plans to form a strategic alliance with large pharmaceutical company to advance clinical trials.

          o Surgical adhesions - Develop a data package which will be used to enter into an agreement with an appropriate large pharmaceutical company to receive milestone and royalty payments for further development. The goal is to have such a data package by first quarter 2001.

          o Ocular inflammation - Develop a data package which will be used to enter into an agreement with an appropriate large ophthalmic specialist pharmaceutical company to receive milestone and royalty payments for further development. The goal is to have such a data package by first quarter 2001.

          o Rheumatoid arthritis - Develop optimal oral formulation and enter early stage clinical trials by first quarter 2002. Following the early stage trials (early Phase II), the Company plans to form a strategic alliance with a large pharmaceutical company to advance clinical trials.

          o Wrinkles - A dermal product is to be finalized by second quarter 2000 and initial trials will begin in fourth quarter. An agreement has been entered into with a cosmetic marketing company that will be responsible for production and sales of the product in early 2001.

          o Acne - Clinical trials of a potential acne treatment developed internally by Praxis commenced in March 2000. If the results are favorable, the filing of a new patent will be completed and a suitable alliance partner will be sought for further development and marketing.

         Although several drugs have been developed by various pharmaceutical companies to treat the diseases targeted by Praxis, relatively limited research has been conducted in the development of carbohydrate based on M6P receptor targeted pharmaceutical products. Although Praxis has demonstrated in pre-clinical studies that its carbohydrate compounds may have applicability in a broad range of diseases, clinical studies are yet to be performed to confirm these findings. The Company's proposed products are in the early development stage, require significant further research, development, testing and regulatory clearances, and are subject to the risks of failure inherent in the development of products based on innovative technologies. These risks include the possibilities that any or all of the proposed products may be found to be ineffective or toxic, or otherwise may fail to receive necessary regulatory clearances; that the proposed products, although effective, may be uneconomical to market; or that third parties may market superior or equivalent products. Due to the extended testing and regulatory review process required before marketing clearance can be obtained, Praxis does not expect to be able to realize revenues from the sale to consumers of any drugs within the next five years.

GOVERNMENT REGULATION

         The production and marketing of Praxis's pharmaceutical products are subject to regulation for safety, efficacy and quality. The Food and Drug Administration (FDA) approval procedure involves completion of certain pre-clinical and manufacturing/stability studies and the submission of the results of these studies to the FDA in an Investigational New Drug (IND) application in support of performing clinical trials. IND allowance is then followed by performance of human clinical trials and additional pre-clinical and manufacturing quality control studies supporting safety, efficacy and manufacturing quality control. The information developed under the IND is compiled into a New Drug Application and submitted to FDA for approval to market. The sequence of events is as follows:

          o PRE-CLINICAL STUDIES involve laboratory evaluation of product characteristics and animal studies to assess the efficacy and safety of the product. These tests take on the average three and one-half years.
          o AN IND IS FILED with the FDA to begin testing the product on people. The IND becomes effective if the FDA does not disapprove it within 30 days. However, any FDA comments or questions must be answered to the satisfaction of the FDA before initial clinical testing can begin. In some instances, this process could result in substantial delay and expense.
          o PHASE I trials consist of testing of the product in a small number of normal volunteers, primarily for safety. These trials take on the average one year.
          o In PHASE II, in addition to safety, the efficacy of the product is evaluated in a small patient population. This typically takes about two years.

          o PHASE III trials typically involve multicenter testing for safety and clinical efficacy in an expanded population of patients at geographically dispersed test sites. A clinical plan, or "protocol," accompanied by the approval of the institutions participating in the trials, must be submitted to the FDA prior to commencement of each clinical trial. The FDA may order the temporary or permanent discontinuation of a clinical trial at any time if adverse events that endanger patients in the trials are observed. These trials take on the average three years.
          o NEW DRUG APPLICATION (NDA) is prepared and filed with the FDA, containing an analysis of the results of the pre-clinical and clinical studies on the new drug. Following extensive review, the FDA may grant marketing approval, require additional testing or information or deny the application. The average NDA review time for new drugs is roughly two and one-half years.
          o PHASE IV clinical trials may be requested to be performed after marketing approval to resolve any lingering questions.

         Continued compliance with all FDA requirements and the conditions in an approved application, including product specifications, manufacturing process and labeling requirements, are necessary for all products. Failure to comply, or the occurrence of unanticipated adverse events during commercial marketing, could lead to the need for labeling changes, product recall, seizure, injunctions against distribution or other FDA-initiated action, which could delay further marketing until the products are brought into compliance.

         The NDA itself is a complicated and detailed document and must include the results of extensive animal, clinical and other testing, the cost of which is substantial. Although the FDA is required to review applications within 180 days of filing, in the process of reviewing applications the FDA frequently requests that additional information be submitted and starts the 180 day regulatory review period anew when the requested additional information is submitted. The effect of such requests and subsequent submissions can significantly extend the time for the NDA review process. Until an NDA is actually approved, no assurance can be given that the information requested and submitted will be considered adequate by the FDA to justify approval.

         Whether or not FDA approval has been obtained, approval of a product by a comparable regulatory authority must be obtained in most foreign countries prior to the commencement of marketing of the product in that country. The approval procedure varies from country to country and may involve additional testing, and the time required may differ from that required for FDA approval. Although some procedures for unified filings exist for certain European countries, in general each country has its own procedure and requirements, many of which are time consuming and expensive. Thus, substantial delays in obtaining required approvals from foreign regulatory authorities may be encountered after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

         No assurance can be given that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of Praxis's proposed products and cause Praxis to undertake costly procedures. This may furnish a competitive advantage to the more substantially capitalized companies with which Praxis plans to compete. In addition, the extent of potentially adverse government regulations that may arise from future administrative action or legislation cannot be predicted.

COMPETITION

         Praxis faces significant competition in the area of pharmaceutical research. Due to the Company's small size, it can be assumed that most if not all of its competitors have significantly greater financial, technical, and other resources. These competitors may be able to respond more quickly to new or emerging technologies than Praxis can. Also, the Company's competitors and potential competitors have greater name recognition and ability to enter into strategic partnerships to engage in new research and development efforts. To compete, Praxis may be forced to narrow its research and development focus, reducing its likelihood for success.

EMPLOYEES

         As of May 31, 2000, the Company had 6 full-time employees, 1 of which was an officer of the Company, Dr. William Cowden.

         The Company's opportunity for success depends largely upon the efforts, abilities, and decision-making of its executive officers. The loss any of the Company's key personnel could, to varying degrees, have an adverse effect on its operations and research and development efforts. The loss of any one of them would have a material adverse affect on the Company.

         The Company does not currently maintain "key-man" life insurance on any of its executive officers, and there is no contract in place assuring their services for any length of time. Within a reasonable period of time after sufficient funds are available, it is the Company's intention to develop a plan to purchase key-man life insurance for one or more key persons, with the Company designated as the beneficiary, and enter into employment contacts with its key executives. There is no assurance that the services of any member of management will remain available to the Company for any period of time, that the Company will be able to enter into employment contracts with any of its management, or that any of the Company's plans to reduce dependency upon key personnel will be successfully implemented. The Company plans to have industry standard non-compete and non-disclosure agreements with all of its employees.


ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company does not own real property. The Company shares office facilities in Vancouver, British Columbia, for its executive offices, and is charged for office and rent and administrative services on a proportional cost basis by an affiliate. See Item 12. Certain Relationships and Related Transactions.

         Praxis accesses its research facilities through academic appointments of the directors with the Australian National University and the payment of an overhead fee to the university for the use of the facilities. These facilities include laboratory and animal facilities, which are already in use for the purpose of producing carbohydrate-based therapeutic compounds to be used in pre-clinical and clinical trials and meet all the necessary regulatory requirements. Praxis also has access to purpose built and equipped laboratory facilities, which are dedicated to all aspects of carbohydrate chemistry including synthesis, purification and analysis of compounds. The facilities also allow the performance of most other aspects of chemistry that might be required. Animal research facilities for all pre-clinical studies are available and are being used by Praxis as a result of Dr. Cowden's appointment at the Australian National University. These facilities meet all national standards for care and use of laboratory animals. Animals and associated services are provided by the University at a per animal charge which includes a component for infrastructure costs. Magnetic resonance imaging and mass spectroscopy are freely accessible. A Silicon Graphics workstation is operated and owned by Praxis. Full information technology services are in place enabling high speed Internet connection and computerized data handling. Other John Curtin School of Medical Research laboratories and scientists are also accessible by Praxis in the event of needing technology that is not directly available.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Praxis' common stock was traded over-the-counter from July 23, 1998 to March 8, 2000 on the OTC Bulletin Board, and since March 9, 2000 on the "Pink Sheets" under the symbol "PRXX". The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                            BID PRICES
1999 FISCAL YEAR                                   HIGH                   LOW
Quarter ending 08/31/98                           $3.25                  $0.75
Quarter ending 11/30/98                           $0.88                  $0.06
Quarter ending 02/28/99                           $0.54                  $0.06
Quarter ending 05/31/99                           $1.70                  $0.19

2000 FISCAL YEAR

Quarter ending 08/31/99                           $1.84                  $0.39
Quarter ending 11/30/99                           $1.10                  $0.38
Quarter ending 02/29/00                           $1.00                  $0.30
Quarter ending 05/31/00                           $1.25                  $0.32

         On September 12, 2000, the closing bid price for the common stock was $0.26. The number of record holders of the common stock as of December 10, 1999, was 306 according to the Company's transfer agent. Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available therefor.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations for Praxis should be read in conjunction with the accompanying financial statements and related footnotes.

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

RESULTS OF OPERATIONS

         YEAR ENDED MAY 31, 2000 COMPARED TO YEAR ENDED MAY 31, 1999. The Company continues to incur losses from operations. The net loss for the year ended May 31, 2000 was $203,175 as compared to $490,574 during the 1999 fiscal year. The decrease in the net loss is due primarily to the recovery of research advances from Fairchild in the amount of $135,594. As a result, project expenses were $(9,452) for the 2000 fiscal year as compared to $137,456 for the 1999 fiscal year.

         Administration expenses also decreased by almost 40% for the 2000 fiscal year as compared to the 1999 fiscal year. The decrease was due primarily to a decrease in consulting fees of $196,857. Promotion and travel expenses in 2000 ($98,616) increased by 23.9% over 1999 amounts ($79,594), as did professional fees ($54,942 in 2000 compared to $24,337 in 1999) and related party administration charges ($30,321 in 2000 compared to $14,874 in 1999).

         YEAR ENDED MAY 31, 1999 COMPARED TO PERIOD ENDED MAY 31, 1998. For the year ended May 31, 1999, the net loss was $490,574 as compared to a loss of $68,296 for the period from inception at June 20, 1997 to May 31, 1998. Project expenses were $52,836 in 1998 as compared to $137,456 in 1999. 1999 costs increased due to the hiring of a director of research and development and to increased pre-clinical study costs and internal research and development efforts.

         Administration expenses increased from $15,460 in 1998 to $353,118 in 1999. The most significant component of these expenses in 1999 was consulting fees of $213,358. Most of these consulting fees were paid through the issuance of the Company's common stock for public relations and other services.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. For year ended May 31, 2000, the Company issued common stock for cash of $150,000. Through May 31, 1999, the Company issued common stock for cash of $302,725 and services of $209,208, and sold $50,000 of convertible debentures.

         At May 31, 2000, the Company's working capital was $123,928, as compared to a deficiency of $16,397 at May 31, 1999 and a deficiency of $119,296 at May 31, 1998. Of the liabilities at May 31, 2000, $71,426 was owed to related parties. Of the liabilities at May 31, 1999, $113,082 was owed to Alexander Cox & Co., an affiliate, for sums advanced for operations.

         At May 31, 2000, the Company had received subscriptions of $220,500, net of commissions payable of $24,500, for the sale of 612,500 shares of common stock and 612,500 common stock purchase warrants. Each warrant is exercisable for one year to purchase one share at $0.50 per share.

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

         The report of the Company's independent auditors on the financial statements for the year ended May 31, 2000, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. Praxis has suffered losses from operations, requires additional financing, and needs to continue the development of its products. Ultimately the Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to develop a commercially viable product. Even if the Company were able to develop a commercially viable product, there is no assurance that it would be able to attain profitable operations.

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

         The receipt of the Fairchild funds is not certain. As indicated in Item
1. Description of Business above, Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's financial statements for the year ended December 31, 1999 included an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern.

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

ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The officers and directors of the Company are as follows:

NAME                      AGE  POSITION
Dr. Brett Charlton        43   President, Medical Director, and director

Dr. William B. Cowden     45   Vice President, Scientific Director, and director

David Stadnyk             35   Secretary and director


         The term of office of each director ends at the next annual meeting of Praxis' stockholders or when such director's successor is elected and qualifies. The term of office of each officer ends at the next annual meeting of the Praxis' board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

         The last annual meeting was held on August 30, 1999, in Vancouver, British Columbia.

         DR. BRETT CHARLTON, President and a director of the Company since June 19, 1998, is also responsible for the institution and management of all clinical trials as the medical director of the Company. He has basic clinical training and clinical involvement, particularly in diabetes. He has held academic appointments at the Walter and Eliza Hall Institute (January 1986 to January
1988) and Stanford University (February 1992 to January 1995), and has been at the John Curtin School of Medical Research, Australian National University since January 1995. Dr. Charlton has been the Medical Director of the Clinical Studies Unit of the National Health Sciences Center since June 1997. The National Health Sciences Center, located in Deakin, Australian Capital Territory, is a commercially funded non-profit organization that has government-based principal shareholders of the Australian National University, the University of Canberra, and the Australian Capital Territory. Funding is derived from fee for service conduct of clinical trials and fee for service provision of graduate courses through the University of Canberra. Revenues are used for funding of scientific research activities in the government sector. Dr. Charlton spent three years with Baxter Healthcare (January 1988 to January 1991), as research manager, where he was involved with new technology assessment, strategic planning and clinical trial management. He has been consulting for the biomedical and pharmaceutical industry since 1984. Dr. Charlton has published more than 50 scientific papers in medical and biomedical journals. He is a graduate of the University of New South Wales, Sydney, Australia, receiving his M.D. degree in 1979 and Ph.D. in 1985.

         DR. WILLIAM B. COWDEN, Vice President and a director of the Company since June 19, 1998, is also chief scientist and responsible for all drug development programs and pre-clinical testing. He has been the Senior Research Fellow at the John Curtin School of Medical Research, and Principal Scientific Advisor to ANUTech Pty Ltd., Canberra, Australia, since April 1994. Dr. Cowden was previously Senior Scientist at Peptide Technology Ltd., an Australia-based company, from April 1994 to May 1998. As part of his work within the commercial sector, Dr. Cowden has been involved in drug development studies from the earliest stages of identification of drug candidates, including pre-clinical assessment, up to the early clinical trial stage. Major pharmaceutical companies, such as Johnson & Johnson Medical Corp., Cypros Pharmaceuticals Inc., and Progen Industries Inc., currently license some agents discovered in his laboratory. He has published over 100 papers in peer-reviewed scientific medical journals. He is the inventor and co-inventor on seven patents. He is a graduate of the University of Queensland, Brisbane, Australia, and received his Ph.D. degree in 1979.

         DAVID STADNYK, Secretary and a director of the Company from June 19, 1998 to September 21, 1999 and since December 21, 1999, has diverse experience in corporate management and finance. He has served as the Chairman, President, Secretary and a director of Goanna Resources, Inc., a publicly listed mining company (now known as Fairchild International Inc.) from its inception in June 1997 to March 1999. He was the President and CEO of Alexander News International, a publicly traded newspaper publishing chain in Canada, from July 1994 to

February 1997. Mr. Stadnyk was also a licensed stockbroker with two national investment houses in Canada. Since July 1997, Mr. Stadnyk has been the executive director of Alexander Cox & Co. based in Sydney, Australia and Vancouver, British Columbia, which engages in financial consulting and venture capital funding. He is a graduate of the University of British Columbia.

         No other directorships are held by each director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

         Drs. Charlton and Cowden and Mr. Stadnyk may be deemed to be "promoters" and "control persons" of the Company, as that term in defined in the Securities Act of 1933. There are no other control persons.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended May 31, 2000, Drs. Charlton and Cowden and Mr. Stadnyk failed to file their reports on Form 3 (Initial Statement of Beneficial Ownership of Securities) on a timely basis. There were no other known failures to file a report required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION.

         The Company is not presently paying any executive compensation except for consulting fees to Dr. Cowden. See Item 12. Certain Relationships and Related Transactions. It has no long-term incentive plans. The Company does not pay directors for their services as such nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

         There are no employment agreements with any of the Company's executive officers.

STOCK OPTION PLAN

         On August 30, 1999, the Company's shareholders adopted a 1999 Stock Option Plan under which a total of 1,698,330 shares were reserved initially for grant to provide incentive compensation to officers and key employees. The number of shares available for grant adjusts annually, commencing on the first day of the next fiscal year to a number equal to 15% of the number of shares outstanding on last day of the fiscal year just completed.

         The board of directors administers the Stock Option Plan. Options may be granted for up to 10 years at not less than the fair market value at the time of grant, except that the term may not exceed five years and the price must be 110% of fair market value for any person who at the time of grant owns more than 10% of the total voting power of the Company. Unless otherwise specified in an optionee's agreement, options granted under the plan to officers, officer/directors, and employees will become vested with the optionee after six months. The Plan will remain in effect until the board of directors terminates it, except that no incentive stock option, as defined in Section 422 of the Internal Revenue Code, may be granted after July 8, 2009.

         Options may be  exercised  by payment of the option  price (i) in cash,
(ii) by tender of shares of Company common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the board of directors may approve at the time the option is granted.

         As of May 31, 2000, 1,698,330 options had been granted under the plan as follows:

       OPTIONEE                      NUMBER OF OPTIONS             EXERCISE PRICE               EXPIRATION DATE
Dr. Brett Charlton                        566,110                       $0.41                     12/09/2004
Dr. William Cowden                        566,110                       $0.41                     12/09/2004
David Stadnyk                             566,110                       $0.41                     12/09/2004

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Company's common stock, as of May 31, 2000. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.


            NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED             PERCENT OF CLASS (1)
Dr. Brett Charlton                                      1,666,110(2)<F2>(3)<F3>                  13.45%
24/1-9 Totterdell Street
Belconnen, 2617 Australia

Dr. William Cowden                                        1,566,110 (3)<F3>                      12.64%
56 Urambi Village
Darlington, NSW 2008 Australia

David Stadnyk                                             1,266,110 (3)<F3>                      10.22%
430 - 744 Hastings Street
Vancouver, BC V6C 1A5 Canada

Neysa Investments Pty. Ltd.                                   800,000                             6.77%
159 Victoria Road
Drummoyne, NSW 2047 Australia

Officers and directors as a group (3 persons)            4,498,330 (4)<F4>                       33.27%

------------

(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from May 31, 2000, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 11,822,209 shares outstanding.

(2)<F2> Includes 800,000 shares held in the name of Neysa Investment Ltd., a company owned and controlled by Dr. Charlton.

(3)<F3>  Includes  566,110 shares  issuable upon exercise of stock options.  See
         Item 10. Executive Compensation.

(4)<F4>  Includes 1,698,330 shares issuable upon exercise of stock options.  See
         Item 10. Executive Compensation.

CHANGES IN CONTROL

         We are not aware of any arrangements that may result in a change in control of Praxis.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ALEXANDER COX & CO. Alexander Cox & Co., a company owned and controlled by David Stadnyk, has advanced sums to the Company from time to time for working capital needs. At May 31, 1999 and 2000, $113,082 and $71,426, respectively, were owed to Alexander Cox & Co. Cumulative amounts owed to Alexander Cox & Co. from the Company's inception to May 31, 2000, totaling $143,696, have been for the following: administration and office charges ($48,814) and expenses paid on behalf of the Company, such as research and development ($34,234); reorganization costs ($57,500); and professional fees ($3,148). As of May 31, 2000, the Company had repaid $72,270, leaving $71,426 owing at that date. Interest does not accrue and there is no date established for repayment. In addition, the Company shares office facilities with Alexander Cox & Co. and is charged for its proportional share of rent and administrative services. During the years ended May 31, 1999 and 2000, $14,874 and $30,321, respectively, were paid for rent and services.

         FAIRCHILD INTERNATIONAL INC. The Company entered into a Research, Development and Licence Agreement with Fairchild International Inc. ("Fairchild"), an affiliate, dated as of May 11, 1999, which closed September 30, 1999. Under that agreement, Fairchild obtained an exclusive, worldwide license to make, use, and sell products and processes developed by Praxis relating to arthritis and dermal wrinkles in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000) and a research engagement for $250,000. A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 are to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments have been paid. Praxis agreed to conduct certain research projects commencing October 1, 1999. Any new intellectual property developed as a result of that research is to be included as part of the licensed technology and licensed to Fairchild. Fairchild is authorized to grant sublicenses and/or assign the license to an affiliate. Praxis is to be paid 35% of any consideration received by Fairchild from the sale of a licensed product or the granting of a sublicense, less the $250,000 and any other development costs, manufacturing and production costs, and marketing and selling costs. At the time Praxis entered into the agreement with Fairchild in May 1999, David Stadnyk, an officer and director of the Company, owned approximately 16.4% of the outstanding shares of Fairchild and was a promoter of Fairchild. In addition, in March 1999 Fairchild paid Mr. Stadnyk consulting compensation of $25,000, 500,000 shares of Fairchild common stock, and one-year options to purchase 1,000,000 shares of Fairchild common stock. The options expired without having been exercised. The 2,600,000 shares of Fairchild owned by the Company represented approximately 24% of the outstanding shares on the issuance date. According to Fairchild's amended Form 10-SB registration statement filed July 20, 2000, Praxis and David Stadnyk were the largest shareholders of Fairchild, owning 23.7% and 19.8%, respectively, of the outstanding shares as of January 25, 2000. Winston Cabell and David Lane were reported to own 6.7% and 6.9%, respectively.

         Drs. Charlton and Cowden negotiated the terms of the license agreement on behalf of the Company and Byron Cox, the President of Fairchild, negotiated on behalf of Fairchild. Since Fairchild's common stock is not widely traded, the amount of Fairchild shares sought by the Company was not determined by a dollar value assigned to the stock. Also, the license was difficult to value. Instead, the Company sought to have a significant financial stake in Fairchild, based on the premise that if the Company's research and development efforts prove to be successful, the Company should benefit through the receipt of royalty payments and through an ownership interest in Fairchild.

         PAYMENTS TO OTHER RELATED PARTIES. During the years ended May 31, 1999 and 2000, $14,869 and $50,463, respectively, were paid to Dr. William Cowden for consulting fees for services rendered in connection with the scientific conduct of research and development. During the year ended May 31, 2000, the following were also paid by the Company for services rendered in connection with the scientific conduct of research and development: Dr. Brett Charlton (an officer and director) - $7,331; Neysa Investments Pty. Ltd. (a company owned and controlled by Dr. Charlton) - $9,430; and Sciworks (a company of which Dr. Cowden is a director) - $14,104.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                EXHIBIT                                                 PAGE NUMBER
       2.1          Stock Exchange Agreement with Micronetics, Inc. (1)<F1>                              N/A

       3.1          Articles of Incorporation, as amended and restated (1)<F1>                           N/A

       3.2          Bylaws (1)<F1>                                                                       N/A

       10.1         Research, Development and Licence Agreement dated May 11, 1999 between               N/A
                    Praxis Pharmaceuticals, Inc. and Fairchild International Inc.(1)<F1>(2)<F2>

       10.2         Exclusive Licence Agreement dated October 14, 1999 between Anutech Pty Ltd.          N/A
                    and Praxis Pharmaceuticals Australia Pty Ltd. (1)<F1>



    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                EXHIBIT                                                 PAGE NUMBER
       10.3         Licence Agreement dated October 14, 1999 between Anutech Pty Ltd. and                N/A
                    Praxis Pharmaceuticals Inc. (1)<F1>

       10.4         Shareholders Agreement dated as of October 15, 1999, between Praxis                  N/A
                    Pharmaceuticals Australia Pty Ltd., Praxis Pharmaceuticals Inc., Perpetual
                    Trustees Nominees Limited, and Rothschild Bioscience Managers Limited (1)<F1>

       10.5         1999 Stock Option Plan (1)<F1>                                                       N/A

        21          Subsidiaries of the registrant (1)<F1>                                               N/A

        27          Financial Data Schedule                                                               31
----------------------

(1)<F1>  Filed previously
(2)<F2>  Although a "Schedule B" was referenced in this document, it was never made a part of the document and therefore has not been filed.

          No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRAXIS PHARMACEUTICALS, INC.



Date:  September 13, 2000              By:/S/ BRETT CHARLTON
                                          --------------------------------------
                                          Dr. Brett Charlton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                       TITLE                               DATE
                                   President, Medical Director and director
/s/ BRETT CHARLTON                 (Principal Executive Officer)                               9/13/00
-----------------------------                                                                  ------------------
Dr. Brett Charlton


                                   Vice President, Scientific Director and
/s/ WILLIAM B. COWDEN              director                                                    9/14/00
-----------------------------                                                                  ------------------
Dr. William B. Cowden


                                   Secretary and director
/s/ DAVID STADNYK                  (Principal Financial and Accounting                         9/13/00
-----------------------------      Officer)                                                    ------------------
David Stadnyk


                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000


                           (EXPRESSED IN U.S. DOLLARS)

                           STEELE & CO.*
                   CHARTERED ACCOUNTANTS
*Representing incorporated professionals
                               SUITE 808      TELEPHONE:   (604) 687-8808
                808 WEST HASTINGS STREET      TELEFAX:     (604) 687-2702
         VANCOUVER, B.C., CANADA V6C 1C8      EMAIL:       EMAIL@STEELE-CO.BC.CA




                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF
PRAXIS PHARMACEUTICALS INC.



We have audited the accompanying consolidated balance sheets of Praxis Pharmaceuticals Inc. (a development stage company) as of May 31, 2000 and 1999 and the related consolidated statements of operations and deficit, changes in stockholders' equity and cash flows for the periods ended May 31, 2000, 1999 and 1998 and cumulative to May 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Praxis Pharmaceuticals Inc. as of May 31, 2000 and 1999 and the results of its operations and its cash flows for each of the periods in the three year period then ended and, cumulative to May 31, 2000, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the company has suffered losses from operations and there is no revenue stream from operations. As a result, there is uncertainty about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, Canada                                          "STEELE & CO."
August 16, 2000                                            CHARTERED ACCOUNTANTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)


                                                                    2000                1999
                                                                    ----                ----
ASSETS
  CURRENT
    CASH (NOTE 7)                                               $ 197,124      $ 103,513
    OTHER RECEIVABLE                                               48,748            -
                                                                ----------     ----------
                                                                  245,872        103,513
  INVESTMENTS (NOTE 3)                                             27,000            -
                                                                ----------     ----------
                                                                $ 272,872      $ 103,513
                                                                ==========     ==========
LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                            $  50,518      $    6,828
    OWING TO RELATED PARTIES (NOTE 4)                              71,426         113,082
                                                                ----------     ----------
                                                                  121,944         119,910
                                                                ----------     ----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  SHARE CAPITAL
    AUTHORIZED
      50,000,000 COMMON SHARES WITH A PAR VALUE OF
      $.001 PER SHARE

      10,000,000 PREFERRED SHARE WITH A PAR VALUE OF
      $.001 PER SHARE

    ISSUED AND PAID IN CAPITAL (NOTE 5)
      11,822,209 COMMON SHARES
      (1999 - 10,722,209 COMMON SHARES)                           817,473        637,473
  SHARE SUBSCRIPTIONS (NOTE 5)                                    220,500         30,000
  DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE                                        (887,045)      (683,870)
                                                                ----------     ----------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                         150,928        (16,397)
                                                                ----------     ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  272,872     $ 103,513
                                                                ==========     ==========



APPROVED BY THE DIRECTORS


      "DAVID STADNYK"
-----------------------------------


      "BRETT CHARLTON"
-----------------------------------

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
    AND THE PERIOD FROM JUNE 20, 1997 (DATE OF INCORPORATION) TO MAY 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)

                                          CUMULATIVE                                                     PERIOD
                                              TO                         YEARS ENDED                      ENDED
                                            MAY 31,                        MAY 31,                       MAY 31,
                                             2000                 2000                1999                1998
                                       -----------------   --------------------------------------  ------------------
PROJECT EXPENSES
  RESEARCH AGREEMENT
    AMENDMENT                          $   45,000               $      -            $  45,000            $     -
  RESEARCH ADVANCES                       229,076                   86,604             92,456               50,016
  PATENT COSTS                              2,820                      -                  -                  2,820
  RECOVERED COSTS
    CASH                                 (135,594)                (135,594)               -                    -
    INVESTMENT
      CONSIDERATION                       (26,000)                 (26,000)               -                    -
  RELATED PARTY
    CONSULTING FEES                        65,538                   65,538                -                    -
                                       -----------              -----------         ----------           ----------
                                          180,840                   (9,452)           137,456               52,836
                                       -----------              -----------         ----------           ----------
ADMINISTRATION EXPENSES
  BANK CHARGES AND
    EXCHANGE                                3,355                      905              2,450                  -
  CONSULTING                              229,858                   16,500            213,358                  -
  OFFICE AND SECRETARIAL                   26,040                   11,343             11,005                3,692
  FINDERS FEES                              7,500                      -                7,500                  -
  PROMOTION AND TRAVEL                    178,210                   98,616             79,594                  -
  PROFESSIONAL FEES                        87,428                   54,942             24,337                8,149
  RELATED PARTY
    ADMINISTRATION
    CHARGES                                48,814                   30,321             14,874                3,619
                                       -----------              -----------         ----------           ----------
                                           581,205                 212,627            353,118               15,460
                                       -----------              -----------         ----------           ----------
NET LOSS FOR THE
  PERIOD (NOTE 6)                         762,045                  203,175            490,574               68,296
DEFICIT BEGINNING OF THE
  PERIOD                                      -                    683,870            193,296                  -
REORGANIZATION COSTS                      125,000                      -                  -                125,000
                                       -----------              -----------         ----------           ----------
DEFICIT END OF THE PERIOD              $  887,045               $  887,045          $ 683,870            $ 193,296
                                       ===========              ===========         ==========           ==========
BASIC LOSS PER SHARE                                            $      .02          $     .07            $     -
                                                                ===========         ==========           ==========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                                   11,555,542          7,158,594
                                                                ===========         ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
    AND THE PERIOD FROM JUNE 20, 1997 (DATE OF INCORPORATION) TO MAY 31, 1998

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                            TOTAL
                                        COMMON SHARES         CAPITAL IN       SHARE                        STOCK-
                                                              EXCESS OF      SUBSCRIP-                     HOLDERS'
                                     SHARES       AMOUNT      PAR VALUE        TIONS        DEFICIT         EQUITY
                                   ----------     -------     ----------     ---------     ----------     ----------
Share subscriptions                       -       $   -       $     -        $  4,000      $     -        $  74,000
Net loss for the period                   -           -             -             -          (68,296)       (68,296)
Re-organization costs                     -           -             -             -         (125,000)      (125,000)
                                   ----------     -------     ----------     ---------     ----------     ----------
Stockholders' equity
  (deficiency) at May 31, 1998            -           -             -          74,000       (193,296)      (119,296)
Common shares
  Issued for cash
    @ $.001 per share               5,000,000       5,000           -          (5,000)           -              -
    @ $.05 per share                  800,000         800        39,200           -              -           40,000
    @ $.12 per share                  833,333         833        99,167           -              -          100,000
    @ $.20 per share                  250,000         250        49,750           -              -           50,000
    @ $.50 per share                  215,450         215       107,510       (69,000)           -           38,725
  Issued for services
    @ $.03 per share                1,400,000       1,400        40,600           -              -           42,000
    @ $.10 per share                  383,000         383        37,617           -              -           38,000
    @ $.25 per share                  516,832         517       128,691           -              -          129,208
  Issued for conversion of
    debentures
    @ $.03 per share                  325,926         326        10,674           -              -           11,000
    @ $.11 per share                  124,444         124        13,876           -              -           14,000
    @ $.14 per share                  106,667         107        14,893           -              -           15,000
    @ $.16 per share                   60,952          61         9,939           -              -           10,000
  Issued for reorganization
    costs @ $.10 per share            305,403         305        30,235           -              -           30,540
  Issued for research
    agreement amendment               300,000         300        44,700           -              -           45,000
  Acquired on reorganization
    acquisition                       100,202         100          (100)          -              -              -
Share subscriptions                       -           -             -          30,000            -           30,000
Net loss for the year                     -           -             -             -         (490,574)      (490,574)
                                   ----------     -------     ----------     ---------     ----------     ----------
Stockholders' equity
  (deficiency) at May 31, 1999     10,722,209     $10,721     $ 626,752      $ 30,000      $(683,870)     $ (16,397)
                                   ==========     =======     ==========     =========     ==========     ==========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
    AND THE PERIOD FROM JUNE 20, 1997 (DATE OF INCORPORATION) TO MAY 31, 1998

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                            TOTAL
                                        COMMON SHARES         CAPITAL IN       SHARE                        STOCK-
                                                              EXCESS OF      SUBSCRIP-                     HOLDERS'
                                     SHARES       AMOUNT      PAR VALUE        TIONS        DEFICIT         EQUITY
                                   ----------     -------     ----------     ---------     ----------     ----------
Stockholders' equity
(deficiency) at May 31, 1999       10,722,209     $10,721     $ 626,752      $ 30,000     $ (683,870)     $ (16,397)
Common shares
  Issued for cash
    @ $.05 per share                  600,000         600        29,400       (30,000)           -              -
    @ $.20 per share                  250,000         250        49,750           -              -           50,000
    @ $.40 per share                  250,000         250        99,750           -              -          100,000
Share subscriptions                       -           -             -         220,500            -          220,500
Net loss for the year                     -           -             -             -         (203,175)      (203,175)
                                   ----------     -------     ----------     ---------     ----------     ----------
Stockholders' equity
(deficiency) at MaY 31, 2000       11,822,209     $11,821     $ 805,652      $220,500      $(887,045)     $ 150,928
                                   ==========     =======     ==========     =========     ==========     ==========








   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
    AND THE PERIOD FROM JUNE 20, 1997 (DATE OF INCORPORATION) TO MAY 31, 1998
                           (EXPRESSED IN U.S. DOLLARS)


                                          CUMULATIVE                                                     PERIOD
                                              TO                         YEARS ENDED                      ENDED
                                            MAY 31,                        MAY 31,                       MAY 31,
                                             2000                 2000                1999                1998
                                       -----------------   --------------------------------------  ------------------
CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
    NET LOSS FOR THE
      PERIOD                           $ (762,045)              $ (203,175)         $ (490,574)          $(68,296)
    NON-CASH ITEMS
      INVESTMENT
        CONSIDERATION FOR
        RECOVERED COSTS                   (26,000)                 (26,000)                -                  -
      ISSUE OF SHARES FOR
        SERVICES                          209,208                      -               209,208                -
      RESEARCH AGREEMENT                   45,000                      -                45,000                -
    CHANGE IN NON-CASH
      OPERATING ITEM
        OTHER RECEIVABLE                  (48,748)                 (48,748)                -                  -
      ACCOUNTS PAYABLE                     50,518                   43,690               6,828                -
                                       -----------              -----------         -----------          ---------
                                         (532,067)                (234,233)           (229,538)           (68,296)
                                       -----------              -----------         -----------          ---------
  INVESTING ACTIVITIES
    INVESTMENT IN
      UNCONSOLIDATED AFFILIATE             (1,000)                  (1,000)                -                  -
                                       -----------              -----------         -----------          ---------
  FINANCING ACTIVITIES
    OWING TO RELATED PARTIES               71,426                  (41,656)             70,531             42,551
    SHARE CAPITAL ISSUED
      FOR CASH                            482,725                  180,000             302,725                -
      FOR CONVERSION OF
        DEBENTURES                         50,000                      -                50,000                -
    SHARE SUBSCRIPTIONS                   220,500                  190,500             (44,000)            74,000
    REORGANIZATION COSTS                  (94,460)                     -               (69,460)           (25,000)
                                       -----------              -----------         -----------          ---------
                                          730,191                  328,844             309,796             91,551
                                       -----------              -----------         -----------          ---------
CHANGE IN CASH FOR
  THE PERIOD                              197,124                   93,611              80,258             23,255
CASH BEGINNING OF
  THE PERIOD                                  -                    103,513              23,255                -
                                       -----------              -----------         -----------          ---------
CASH END OF THE PERIOD                 $  197,124               $  197,124          $  103,513           $ 23,255
                                       ==========               ===========         ===========          =========


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



1.   ACCOUNTING POLICIES

     a.   Investments and Basis of Presentation

          i. These consolidated financial statements include the accounts of the company and its wholly-owned subsidiaries, Praxis Pharmaceuticals International Pty. Ltd., a private company registered in Australia and Praxis Pharmaceuticals Inc. (a Nevada corporation).

          ii. The Company accounts for its investment in Praxis Pharmaceuticals Australia Pty. Limited, a private company, and Fairchild International Corporation, a listed company, using the cost method of accounting. Effective June 1, 1999, the Company discontinued consolidation of these investee companies. The investee companies are currently in the development stage and the equity in these companies is represented by unexpended funds committed for research and development. The net assets of the investees are unlikely to accrue to the Company during the development stage. Accordingly, management is of the opinion that recognition is not required or meaningful in the accounts for the Company's equity share of earnings, losses or change in share capital until the investees advance past the development stage.

     b.        Pharmaceutical Research and Development

          The Company is engaged in the research and development of pharmaceutical products and expenses all costs incurred as period costs. The underlying value of the pharmaceutical products is entirely dependent upon the development of marketable products, the ability of the Company to obtain the necessary financing to complete development and upon future profitable production.

     c.   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from the estimates.

      d.  Foreign Currency

          Transactions in foreign currencies are translated at rates prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies have been translated into U.S. dollars at a rate of exchange prevailing at year end. Exchange gains and losses from foreign currency translation adjustments are included in current costs.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



1.   ACCOUNTING POLICIES (CONTINUED)

     e.   Income Taxes

          The Company has incurred operating losses which are available for tax credit carry forward. No certainty exists whether it is more likely than not that some portion of these amounts will be realized by a reduction of future taxes payable and no deferred tax asset has been recognized.

     f.   Year 2000 Issue

          It is not possible to be certain that all aspects of the Year 2000 Issue affecting the Company, including those related to the efforts of customers, suppliers, or other third parties, will be fully resolved.

2.   GOING CONCERN CONSIDERATIONS

     As at May 31, 2000, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different basis of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings from third parties and related parties sufficient to meet current and future obligations. The Company suffered losses from operations of $203,175, $490,574 and $68,296 for the periods ended May 31, 2000, 1999 and 1998.

3.   INVESTMENTS AND RESEARCH AND DEVELOPMENT

     a.   Praxis Pharmaceuticals Australia Pty. Limited - $1,000

          The Company's investment in 1,400,000 ordinary shares is recorded at a nominal amount and represents a potentially diluted interest of 73.7%, assuming the conversion of all issued preferred shares.

          The Company's ownership interest is subject to a shareholders' agreement dated October 15, 1999. The agreement prescribes the terms whereby research funding by the preferred shareholder and employee equity participation will reduce the Company's ownership interest to 35%. Subsequent to May 31, 2000, the preferred shareholder notified the Company of its intention to subscribe for an additional 1,500,000 preferred shares, diluting the Company's interest to 41.2%. The Company expenses its share of research and development funding when advanced.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



3.   INVESTMENTS AND RESEARCH AND DEVELOPMENT (CONTINUED)

     b.   Fairchild International Corp. - $26,000

          The Company's investment in 2,600,000 common shares is recorded at a nominal amount and represents an interest of 23.7%. The Company has licensed certain rights to Fairchild International Corp., a listed company with common shareholders and, as consideration, received 2,600,000 common shares and a commitment for the reimbursement of research and development funding at prescribed intervals aggregating $250,000 ($135,594 received) by October 1, 2000. Reimbursements are recorded as a reduction of costs when received.

          Funding of $26,000 due at the year end and $50,000 due July 1, 2000 has not been received. Management is unable to determine the timing of payment and the balance has not been recorded as receivable. No notice of default under the agreement has been given.

4.   OWING TO RELATED PARTIES

     The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Accounts with companies with common management and directorships, management and directors are unsecured with no fixed terms of interest or repayment.

                                          CUMULATIVE
                                          TO MAY 31,                          PERIODS ENDED MAY 31,
                                             2000                 2000                1999                1998
                                       -----------------   ----------------------------------------------- ------
Administration and
  office charges                           $ 48,814            $ 30,321            $ 14,874             $ 3,619
Payments on behalf of
  Reorganization costs                       57,500                 -                57,500                 -
  Professional fees                           3,148                 -                   -                 3,148
  Research and development
    advances                                 34,234                 -                   -                34,234
  Cash advances (repayments)                (72,270)            (71,977)             (1,843)              1,550
                                           ---------           ---------           ---------            -------
                                           $  71,426           $(41,656)           $ 70,531             $42,551
                                           ==========          =========           =========            ========

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



5.   SHARE CAPITAL

     a.   Authorized

          50,000,000 Common shares with a par value of $.001 per share 10,000,000 Preferred shares with a par value of $.001 per share

     b.   Common Shares Issued                                                    SHARES              CONSIDERATION
          Shares of Praxis Pharmaceuticals Inc. (a Nevada
          corporation) issued for cash and exchanged for
          shares of Micronetics, Inc.                                              5,000,000            $  5,000
          Outstanding shares of  Micronetics, Inc. at date of
          acquisition with a nominal value                                           100,202                   1
          For reorganization costs                                                   305,403              30,540
                                                                                  ----------            --------
          Balance at completion of business re-organization                        5,405,605              35,541
          For cash                                                                 1,298,783             257,725
          For services                                                             3,099,832             249,207
          For debenture conversion                                                   617,989              50,000
          For research agreement amendment                                           300,000              45,000
                                                                                  ----------            --------
          Balance at May 31, 1999                                                 10,722,209             637,473
          For cash                                                                 1,100,000             180,000
                                                                                  ----------            --------
          Balance at May 31, 2000                                                 11,822,209            $817,473
                                                                                  ==========            ========

     c.   Share Issue Commitments

          The Company has granted stock options to its directors to acquire 1,698,330 shares at $.41 per share, exercisable to December 9, 2004. The options have fully vested and, at the issue date, the exercise price exceeded the quoted market value of the shares. Accordingly, no stock option compensation has been recognized in relation to these stock options in the financial statements.

     d.   Share Subscriptions

          As at May 31, 2000, subscriptions of $220,500 (net of commissions payable of $24,500) were received to acquire 612,500 units at $.40 per unit. Each unit consists of one common share and one common share purchase warrant. Each warrant is exercisable for one year to purchase one common share at $.50 per share. The warrants commence to expire March 14, 2001.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



6.   INCOME TAXES

     The Company has incurred operating losses which are available to reduce future years' taxable income. As at May 31, 2000, tax losses of approximately $750,000 were incurred. No future benefits have been recognized in the accounts.

7.   SEGMENTED INFORMATION

     a.   Cash

          The Company maintains its cash balance in U.S. and other currencies. At the year end, the U.S. dollar equivalents were as follows.

                                                                  2000                1999
                                                                  ----                ----
          U.S. dollars                                         $ 97,117             $ 13,339
          Australian dollars                                     99,995               90,174
          Canadian dollars                                           12                  -

                                                               $197,124             $103,513
                                                               ========             ========


     b.   Geographic Segments

          The Company's activities are all in the one industry segment of the research and development of pharmaceutical products. The research and development is carried out in Australia.