Form 10QSB/A
period 2000-02-29
PRAXIS PHARMACEUTICALS INC/CN
filed 2000-09-18
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 2

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

                                 BALANCE SHEET

                               FEBRUARY 29, 2000

                          (EXPRESSED IN U.S. DOLLARS)

ASSETS
    CURRENT
        CASH                                                                       $  13,780
        INVESTMENTS (NOTES 2 AND 4)                                                   27,000
                                                                                   ----------
                                                                                   $  40,780
                                                                                   ==========
LIABILITIES

    CURRENT
       ACCOUNTS PAYABLE                                                            $  36,010
       OWING TO RELATED PARTIES                                                       71,426
                                                                                   ----------
                                                                                   $ 107,436

STOCKHOLDERS' EQUITY

  SHARE CAPITAL
     AUTHORIZED
     50,000,000 COMMON SHARES WITH A PAR VALUE
       OF $0.001 PER SHARE
     10,000,000   PREFERRED SHARES WITHOUT PAR VALUE
ISSUED AND PAID IN CAPITAL (NOTE 3)
    11,822,209 COMMON SHARES                                                         817,473

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                                                                 (884,129)
                                                                                   ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                              (66,656)
                                                                                   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  40,780
                                                                                   ==========



APPROVED BY THE DIRECTORS


-------------------------------------------
David Stadnyk



-------------------------------------------
Brett Charlton

                                   UNAUDITED

                          PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  INTERIM STATEMENT OF OPERATIONS AND DEFICIT

      FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                     AND CUMULATIVE TO FEBRUARY 29, 2000

                          (EXPRESSED IN U.S. DOLLARS)

                                           CUMULATIVE                      PERIODS
                                               TO                           ENDED
                                          FEBRUARY 29,         FEBRUARY 29,        FEBRUARY 28,
                                              2000                2000                1999
OPERATING EXPENSES

RESEARCH AND DEVELOPMENT
  (NOTES 2 AND 4)                          $ 325,643           $ 135,351           $ 102,887
  RECOVERED COSTS                           (158,193)           (158,193)                -
BANK CHARGES AND EXCHANGE                      3,001                 551               1,518
CONSULTING                                   215,858               2,500             210,708
OFFICE AND SECRETARIAL                        23,690               8,993               7,192
FINDERS FEES                                   7,500                 -                   -
PROMOTION AND TRAVEL                         153,426              73,832              36,481
PROFESSIONAL FEES                             72,623              40,137              21,563
RELATED PARTY
  ADMINISTRATION CHARGES                      50,043              31,550              18,182
  CONSULTING FEES                             65,538              65,538                 -
                                           ----------          ----------          ----------

NET LOSS FOR THE PERIOD                    $ 759,129             200,259             398,531
                                           ==========
DEFICIT BEGINNING OF THE PERIOD                                  683,870             193,296
                                                               ----------          ----------
DEFICIT END OF THE PERIOD                                      $ 884,129           $ 591,827
                                                               ==========          ==========

BASIC LOSS PER SHARE                                           $    0.02           $    0.05
                                                               ==========          ==========







                                   UNAUDITED

                          PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                        INTERIM STATEMENTS OF CASH FLOW

       FOR THE NINE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999
                      AND CUMULATIVE TO FEBRUARY 29, 2000

                          (EXPRESSED IN U.S. DOLLARS)


                                           CUMULATIVE                      PERIODS
                                               TO                           ENDED
                                          FEBRUARY 29,         FEBRUARY 29,        FEBRUARY 28,
                                              2000                2000                1999
CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES

  NET LOSS FOR THE PERIOD                  $(759,129)          $(200,259)          $(398,531)
  ITEMS NOT AFFECTING CASH FLOW
    INVESTMENT CONSIDERATION
      FOR RECOVERED COSTS                    (27,000)            (27,000)                -
    SHARE CAPITAL ISSUED FOR CONSULTING      209,208                 -               209,208
    SHARE CAPITAL ISSUED FOR AMENDMENTS       45,000                 -                45,000

  CHANGE IN NON-CASH OPERATING ITEM
    ACCOUNTS PAYABLE                          36,010              29,182              15,980
                                           ----------          ----------          ----------
                                            (495,911)           (198,077)           (128,343)
                                           ----------          ----------          ----------
FINANCING ACTIVITIES

  OWING TO RELATED PARTIES                    71,426             (41,656)             10,468
  SHARE CAPITAL ISSUED FOR CASH              482,725             150,000             128,725
  SHARE CAPITAL ISSUED FOR
    CONVERSATION OF DEBENTURE                 50,000                 -                50,000
  REORGANIZATION COSTS                       (94,460)                -               (69,460)
                                           ----------          ----------          ----------
                                             509,691             108,344             119,733
                                           ----------          ----------          ----------
CHANGE IN CASH FOR THE PERIOD              $  13,780             (89,733)             (8,610)
                                           ==========
CASH BEGINNING OF THE PERIOD                                     103,513              23,255
                                                               ----------          ----------
CASH END OF THE PERIOD                                         $  13,780           $  14,645
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









                                    UNAUDITED

                           PRAXIS PHARMACEUTICALS INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000

3.       SHARE CAPITAL

    a.   Issued and paid in capital
                                                              SHARES          CONSIDERATION
         Common Shares
         Balance at May 31, 1999                            10,722,209          $637,473
         Issued during the period
         For cash
              Share options @$0.20 per share                   250,000            50,000
              Share options @$0.40 per share                   250,000           100,000
                                                            ----------           -------
         Balance at February 29, 2000                       11,822,209          $817,473
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

         The exercise price of the options exercised the quoted market price at the option grant date. No stock option compensation has been recognized in the financial statements.

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



                                    UNAUDITED

5.       SEGMENTED INFORMATION

         Geographic Segments

         The Company's activities are all in the one industry segment of the research and development of pharmaceutical products. The research and development activities are carried out in Australia.

6.       SIGNIFICANT EQUITY INVESTEES

                                                                   FAIRCHILD                   PRAXIS
                                                                 INTERNATIONAL            PHARMACEUTICALS
                                                                  CORPORATION           AUSTRALIA PTY. LTD.
                                                             ----------------------- --------------------------
         Period ended                                             Three months to          Eight months to
                                                                  March 31, 2000          February 29, 2000

       Sales and gross profit                                        $   Nil                    $    Nil
                                                             ======================= ==========================

       Net loss from continuing
       operations and in aggregate                                   $31,401                    $320,400
                                                             ======================= ==========================






























                                    UNAUDITED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for Praxis Pharmaceuticals, Inc. (Praxis or the Company)) should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

The Company's business is the development and commercialization of drugs and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees. Effective September 30, 1999, the Company entered into a sublicensing arrangement with Fairchild International Corp. (Fairchild) for the development of a nutraceutical and cosmetic agent. In exchange for this sublicense, the Company is to receive $250,000 as reimbursement for research and development costs it shall incur. This amount and other costs will be deducted in arriving at net revenues upon which Praxis' 35% royalty payment is based. Praxis plans to develop novel drugs and cosmetics, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with pharmaceutical and cosmetic companies.

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

RESULTS OF OPERATIONS


The Company continues to incur losses from operations. The net loss for the nine months ended February 29, 2000 was $200,259 as compared to $398,531 during the comparable nine-month period in 1999. The decrease in the net loss is due primarily to the receipt of $158,193 in research and development recovered costs. Were it not for the recovered costs, research and development expenses in 2000 ($135,351) actually increased 32% over 1999 amounts ($102,887). Promotion and travel expenses in 2000 ($73,832) also increased by 102% over 1999 amounts ($36,481), as did professional fees ($40,137 in 2000 compared to $21,563 in 1999) and related party administration charges ($31,550 in 2000 compared to $18,182 in 1999). However, there were significantly decreased consulting expenses in the 2000 period ($2,500), as compared to $210,708 in 1999.

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

         A)       EXHIBITS

    REGULATION                                                                                            CONSECUTIVE
    S-B NUMBER                                         EXHIBIT                                            PAGE NUMBER


       2.1      Stock Exchange Agreement with Micronetics (1)<F1>                                              N/A

       3.1      Articles of Incorporation, as amended and restated (1)<F1>                                     N/A

       3.2      Bylaws (1)<F1>                                                                                 N/A

      10.1      Research, Development and Licence Agreement dated May 11, 1999
                between Praxis Pharmaceuticals, Inc. and Fairchild International Inc. (1)<F1>                  N/A

      10.2      Exclusive Licence Agreement dated October 14, 1999 between Anutech Pty
                Ltd. and Praxis Pharmaceuticals Australia Pty Ltd. (1)<F1>                                     N/A

      10.3      Licence Agreement dated October 14, 1999 between Anutech Pty Ltd. and
                Praxis Pharmaceuticals Inc. (1)<F1>                                                            N/A

      10.4      Shareholders Agreement dated as of October 14, 1999, between Praxis                            N/A
                Pharmaceuticals Australia Pty ltd., Praxis Pharmaceuticals Inc., Perpetual
                Trustees Nominees Limited, and Rothschild Bioscience Managers Limited (1)<F1>

      10.5      1999 Stock Option Plan (1)<F1>                                                                 N/A

        27      Financial Data Schedule (1)<F1>                                                                N/A
----------------------------

(1)<F1>  Incorporated  by reference to the exhibits filed with the  Registration
         Statement on Form 10-SB, File No. 0-28627


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

                                       PRAXIS PHARMACEUTICALS, INC.
                                       (Registrant)


Date:  September 18, 2000              By:/s/David Stadnyk
                                          --------------------------------------
                                          David Stadnyk, Secretary
                                          (Principal financial officer)