Form 10QSB/A
period 2000-02-29
PRAXIS PHARMACEUTICALS INC/CN
filed 2000-10-13
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                 AMENDMENT NO. 3

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

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            11,822,209 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                FEBRUARY 29, 2000

      Transitional Small Business Disclosure Format (check one); Yes [ ]  No [X]

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









                                    UNAUDITED

                           PRAXIS PHARMACEUTICALS INC.

                          (A DEVELOPMENT STAGE COMPANY)

                    NOTES TO THE INTERIM FINANCIAL STATEMENTS

                                FEBRUARY 29, 2000

3.       SHARE CAPITAL

    a.   Issued and paid in capital
                                                              SHARES          CONSIDERATION
         Common Shares
         Balance at May 31, 1999                            10,722,209          $637,473
         Issued during the period
         For cash
              Private Placement @$0.05 per share               600,000            30,000
              Share options @$0.20 per share                   250,000            50,000
              Share options @$0.40 per share                   250,000           100,000
                                                            ----------           -------
         Balance at February 29, 2000                       11,822,209          $817,473
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

GENERAL

The Company's business is the development and commercialization of drugs and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees. Effective September 30, 1999, Praxis granted a worldwide, exclusive license to Fairchild International Inc. ("Fairchild"), an affiliate, for all products and processes developed, and to be developed, relating to arthritis and dermal wrinkles, in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby Praxis was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. (This agreement, including "Schedule C", has been filed as Exhibit 10.1 to the Company's registration statement on Form 10-SB.) A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 are to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments have been paid. The receipt of the remaining $87,500 from Fairchild is not certain. Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's financial statements for the year ended December 31, 1999 included an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern. The funds paid by Fairchild to Praxis can only be used by Praxis for the conduct of the research projects and can only be expended in accordance with the budget included as part of "Schedule C", unless Praxis obtains prior written authorization from Fairchild. Fairchild and Praxis will, not less than once every three months, review and evaluate progress on the research projects. Following such reviews, milestones as set out in "Schedule C" may be revised as and when needed by mutual agreement between Fairchild and Praxis. The research program is to be fully funded by the funds received by Fairchild. The $250,000 budget for the research and development program includes allowances for all associated overhead and costs to be expended by Praxis on the program. No administrative overhead will be expended that is not covered by the funds received from Fairchild in relation to the research program. Praxis will not incur either directly or indirectly any additional expenses on the research program.


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

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS

    REGULATION                                                                                                CONSECUTIVE
    S-B NUMBER                                             EXHIBIT                                            PAGE NUMBER
       2.1          Stock Exchange Agreement with Micronetics (1)<F1>                                             N/A

       3.1          Articles of Incorporation, as amended and restated (1)<F1>                                    N/A

       3.2          Bylaws (1)<F1>                                                                                N/A

       10.1         Research, Development and Licence Agreement dated May 11, 1999 between Praxis                 N/A
                    Pharmaceuticals, Inc. and Fairchild International Inc. (1)<F1>

       10.2         Exclusive Licence Agreement dated October 14, 1999 between Anutech Pty Ltd. and               N/A
                    Praxis Pharmaceuticals Australia Pty Ltd. (1)<F1>

       10.3         Licence Agreement dated October 14, 1999 between Anutech Pty Ltd. and Praxis                  N/A
                    Pharmaceuticals Inc. (1)<F1>

       10.4         Shareholders Agreement dated as of October 15, 1999, between Praxis Pharmaceuticals           N/A
                    Australia Pty Ltd., Praxis Pharmaceuticals Inc., Perpetual Trustees Nominees
                    Limited, and Rothschild Bioscience Managers Limited (1)<F1>

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

                                       PRAXIS PHARMACEUTICALS, INC.
                                       (Registrant)


Date:    October 12, 2000              By:  /S/ DAVID STADNYK
                                          -------------------------------------
                                          David Stadnyk, Secretary
                                          Principal financial officer)