Form 10KSB/A
period 2000-05-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2000-10-13
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1

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

     Effective September 30, 1999, Praxis granted a worldwide, exclusive license to Fairchild International Inc. ("Fairchild"), an affiliate, for all products and processes developed, and to be developed, relating to arthritis and dermal wrinkles, in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000 initially, but subsequently written down to $1) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby Praxis was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. (This agreement, including "Schedule C", has been filed as Exhibit 10.1 to Praxis' registration statement on Form 10-SB.) A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 are to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments have been paid. The receipt of the remaining $87,500 from Fairchild is not certain. Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's financial statements for the year ended December 31, 1999 included an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern. The funds paid by Fairchild to Praxis can only be used by Praxis for the conduct of the research projects and can only be expended in accordance with the budget included as part of "Schedule C", unless Praxis obtains prior written authorization from Fairchild. Fairchild and Praxis will, not less than once every three months, review and evaluate progress on the research projects. Following such reviews, milestones as set out in "Schedule C" may be revised as and when needed by mutual agreement between Fairchild and Praxis. The research program is to be fully funded by the funds received by Fairchild. The $250,000 budget for the research and development program includes allowances for all associated overhead and costs to be expended by Praxis on the program. No administrative overhead will be expended that is not covered by the funds received from Fairchild in relation to the research program. Praxis will not incur either directly or indirectly any additional expenses on the research program.


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

     Under that agreement, Fairchild obtained an exclusive, worldwide license to make, use, and sell products and processes developed by Praxis relating to arthritis and dermal wrinkles in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000 initially, but subsequently written down to $1) and a research engagement for $250,000. A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 are to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments have been paid. The receipt of the remaining $87,500 from Fairchild is not certain. Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's
financial   statements  for  the  year  ended  December  31,  1998  included  an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern.

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

RESULTS OF OPERATIONS

     YEAR ENDED MAY 31, 2000 COMPARED TO YEAR ENDED MAY 31, 1999. The Company continues to incur losses from operations. The net loss for the year ended May 31, 2000 was $230,173 as compared to $535,241 during the 1999 fiscal year. The decrease in the net loss is due in large part to the recovery of research advances from Fairchild in the amount of $135,594. As a result, project expenses were $(9,452) for the 2000 fiscal year as compared to $137,456 for the 1999 fiscal year.


     Administration expenses also decreased by almost 47% for the 2000 fiscal year as compared to the 1999 fiscal year. The decrease was due primarily to a decrease in consulting fees of $224,858. Also, the Company during the 2000 fiscal year did not incur interest expenses on convertible debentures ($16,667) and finders fees ($7,500) that were incurred during the 1999 fiscal year. Promotion and travel expenses in 2000 ($98,616) increased by 23.9% over 1999 amounts ($79,594), as did professional fees ($54,942 in 2000 compared to $24,337 in 1999) and related party administration charges ($30,321 in 2000 compared to $14,874 in 1999).


     The decreased loss from operations ($535,241 for 1999 as compared to $203,175 for 2000) was offset only slightly by a loss of $26,998 resulting from the write-down of the Company's investment in the Fairchild shares and Praxis-Australia to reflect the Company's equity share of losses sustained by these entities.


     YEAR ENDED MAY 31, 1999 COMPARED TO PERIOD ENDED MAY 31, 1998. For the year ended May 31, 1999, the net loss was $535,241 as compared to a loss of $68,296 for the period from inception at June 20, 1997 to May 31, 1998. Project expenses were $52,836 in 1998 as compared to $137,456 in 1999. 1999 costs increased due to the hiring of a director of research and development and to increased pre-clinical study costs and internal research and development efforts.


     Administration expenses increased from $15,460 in 1998 to $397,785 in 1999. The most significant component of these expenses in 1999 was consulting fees of $241,358. Most of these consulting fees were paid through the issuance of the Company's common stock for public relations and other services.

LIQUIDITY AND CAPITAL RESOURCES


     Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. For year ended May 31, 2000, the Company issued common stock for cash of $180,000. Through May 31, 1999, the Company issued common stock for cash of $302,725 and services of $237,208, and sold $50,000 of convertible debentures.

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

     FAIRCHILD INTERNATIONAL INC. The Company entered into a Research, Development and Licence Agreement with Fairchild International Inc. ("Fairchild"), an affiliate, dated as of May 11, 1999, which closed September 30, 1999. Under that agreement, Fairchild obtained an exclusive, worldwide license to make, use, and sell products and processes developed by Praxis relating to arthritis and dermal wrinkles in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000 initially, but subsequently written down to $1) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby Praxis was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. (This agreement, including "Schedule C", has been filed as Exhibit 10.1 to Praxis' registration statement on Form 10-SB.) A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 are to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments have been paid. The receipt of the remaining $87,500 from Fairchild is not certain. Fairchild's financial condition is questionable. The independent auditors' report on Fairchild's
financial   statements  for  the  year  ended  December  31,  1999  included  an explanatory paragraph relating to the uncertainty of Fairchild's ability to continue as a going concern.


     The funds paid by Fairchild to Praxis can only be used by Praxis for the conduct of the research projects and can only be expended in accordance with the budget included as part of "Schedule C", unless Praxis obtains prior written authorization from Fairchild. Fairchild and Praxis will, not less than once every three months, review and evaluate progress on the research projects. Following such review, milestones as set out in "Schedule C" may be revised as and when needed by mutual agreement between Fairchild and Praxis. The research program is to be fully funded by the funds received by Fairchild. The $250,000 budget for the research and development program includes allowances for all associated overhead and costs to be expended by Praxis on the program. No administrative overhead will be expended that is not covered by the funds received from Fairchild in relation to the research program. Praxis will not incur either directly or indirectly any additional expenses on the research program.


     Praxis agreed to conduct certain research projects commencing October 1, 1999. Any new intellectual property developed as a result of that research is to be included as part of the licensed technology and licensed to Fairchild. Fairchild is authorized to grant sublicenses and/or assign the license to an affiliate. Under the exclusive license, Praxis is to be paid 35% of net revenue, which is any consideration received by Fairchild from the sale of a licensed product or the granting of a sublicense, after deduction of the following:
$250,000 to be paid by Fairchild, plus any other development costs, manufacturing and production costs, marketing and selling costs, and expenses incurred by Fairchild in connection with obtaining regulatory approvals. This means that before any royalties are paid to Praxis, the following are first returned to Fairchild: (1) the $250,000 research expenditures and (2) any other development costs, manufacturing and production costs, marketing and selling costs, and expenses incurred by Fairchild in obtaining regulatory approvals. Further, there is nothing in the agreement that would prevent Fairchild from unilaterally deciding to continue to spend money on research and thereby, perhaps, use all monies that would otherwise be paid to Praxis as royalties. Accordingly, it is not certain when, if, or to what extent Praxis will receive any royalty revenues from this licensing arrangement.



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

                                       PRAXIS PHARMACEUTICALS, INC.



Date:  October 13, 2000                By: /S/ BRETT CHARLTON
                                          -------------------------------------
                                          Dr. Brett Charlton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                       TITLE                               DATE
                                   President, Medical Director and director
/s/ BRETT CHARLTON                 (Principal Executive Officer)                               10/13/00
-----------------------------                                                                  ------------------
Dr. Brett Charlton


                                   Vice President, Scientific Director and
/s/ WILLIAM B. COWDEN              director                                                    10/13/00
-----------------------------                                                                  ------------------
Dr. William B. Cowden


                                   Secretary and director
/s/ DAVID STADNYK                  (Principal Financial and Accounting                         10/12/00
-----------------------------      Officer)                                                    ------------------
David Stadnyk



                                       18

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Praxis Pharmaceuticals Inc. as of May 31, 2000 and 1999 and the results of its operations and its cash flows for each of the periods in the three year period ended May 31, 2000 and cumulative to May 31, 2000, in conformity with U.S. generally accepted accounting principles.

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




Vancouver, Canada
August 16, 2000 (with amendments                           "STEELE & CO."
 to October 4, 2000 - Note 8)                              CHARTERED ACCOUNTANTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)



                                                                                  2000         1999
                                                                                  ----         ----
ASSETS
  CURRENT
    CASH (NOTE 7)                                                              $ 197,124    $ 103,513
    OTHER RECEIVABLE                                                              48,748          -
                                                                               ----------   ----------
                                                                                 245,872      103,513
  INVESTMENTS (NOTE 3)                                                                 2          -
                                                                               ----------   ----------
                                                                               $ 245,874    $ 103,513
                                                                               ==========   ==========
LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                                           $  50,518    $   6,828
    OWING TO RELATED PARTIES (NOTE 4)                                             71,426      113,082
                                                                               ----------   ----------
                                                                                 121,944      119,910
                                                                               ----------   ----------
STOCKHOLDERS' EQUITY (DEFICIENCY)
  SHARE CAPITAL
    AUTHORIZED
      50,000,000 COMMON SHARES WITH A PAR VALUE
        OF $.001 PER SHARE
      10,000,000PREFERRED SHARES WITH A PAR VALUE
        OF $.001 PER SHARE
    ISSUED AND PAID IN CAPITAL (NOTE 5)
      11,822,209 COMMON SHARES
        (1999 - 10,722,209 COMMON SHARES)                                        862,140      682,140
  SHARE SUBSCRIPTIONS (NOTE 5)                                                   220,500       30,000
  DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE (NOTE 8)                                              (958,710)    (728,537)
                                                                               ----------   ----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                          123,930      (16,397)
                                                                               ----------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 245,874    $ 103,513
                                                                               ==========   ==========

APPROVED BY THE DIRECTORS

        "David Stadnyk"
-----------------------------------------



        "Brett Charlton"
-----------------------------------------

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

                                       CUMULATIVE                                     PERIOD
                                           TO                 YEARS ENDED              ENDED
                                         MAY 31,                MAY 31,               MAY 31,
                                          2000           2000           1999           1998
                                       ----------     ----------     ----------     ----------
PROJECT EXPENSES
  RESEARCH AGREEMENT AMENDMENT         $  45,000      $     -        $  45,000      $     -
  RESEARCH ADVANCES                      229,076         86,604         92,456         50,016
  PATENT COSTS                             2,820            -              -            2,820
  RECOVERED COSTS
    CASH                                (135,594)      (135,594)           -              -
    INVESTMENT
     CONSIDERATION                       (26,000)       (26,000)           -              -
  RELATED PARTY
   CONSULTING FEES                        65,538         65,538            -              -
                                       ----------     ----------     ----------     ----------
                                         180,840         (9,452)       137,456         52,836

ADMINISTRATION EXPENSES
  BANK CHARGES AND EXCHANGE                3,355            905          2,450            -
  CONSULTING                             257,858         16,500        241,358            -
  FINDERS FEES                             7,500            -            7,500            -
  INTEREST ON CONVERTIBLE
   DEBENTURES                             16,667            -           16,667            -
  OFFICE AND SECRETARIAL                  26,040         11,343         11,005          3,692
  PROFESSIONAL FEES                       87,428         54,942         24,337          8,149
  PROMOTION AND TRAVEL                   178,210         98,616         79,594            -
  RELATED PARTY
   ADMINISTRATION
   CHARGES                                48,814         30,321         14,874          3,619
                                       ----------     ----------     ----------     ----------
                                         625,872        212,627        397,785         15,460
                                       ----------     ----------     ----------     ----------
LOSS FROM OPERATIONS                     806,712        203,175        535,241         68,296
EQUITY SHARE IN LOSS OF
  INVESTEES (NOTE 2)                      26,998         26,998            -              -
                                       ----------     ----------     ----------     ----------

NET LOSS FOR THE PERIOD
  (NOTES 6 AND 8)                        833,710        230,173        535,241         68,296
DEFICIT BEGINNING OF THE
  PERIOD                                     -          728,537        193,296            -
REORGANIZATION COSTS                     125,000            -              -          125,000
                                       ----------     ----------     ----------     ----------
DEFICIT END OF THE PERIOD              $ 958,710      $ 958,710      $ 728,537      $ 193,296
                                       ==========     ==========     ==========     ==========

BASIC LOSS PER SHARE                                  $     .02      $     .07      $     -
                                                      ==========     ==========     ==========
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES
  OUTSTANDING                                         11,555,542     7,158,594
                                                      ==========     =========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
    AND THE PERIOD FROM JUNE 20, 1997 (DATE OF INCORPORATION) TO MAY 31, 1998

                           (EXPRESSED IN U.S. DOLLARS)


                                                                                                              TOTAL
                                         COMMON SHARES         CAPITAL IN        SHARE                        STOCK-
                                         -------------         EXCESS OF       SUBSCRIP-                      HOLDERS'
                                      SHARES        AMOUNT     PAR VALUE         TIONS        DEFICIT         EQUITY
                                    ----------     -------     ----------     ----------     ----------     ----------
Share subscriptions                        -       $   -       $     -        $  74,000      $     -        $  74,000
Net loss for the period                    -           -             -              -          (68,296)       (68,296)
Re-organization costs                      -           -             -              -         (125,000)      (125,000)
                                    ----------     -------     ----------     ----------     ----------     ----------
Stockholders' equity
(deficiency) at May 31, 1998               -           -             -           74,000       (193,296)      (119,296)
Common shares
  Issued for cash
    @ $.001 per share                5,000,000       5,000           -           (5,000)           -              -
    @ $.05 per share                   800,000         800        39,200            -              -           40,000
    @ $.12 per share                   833,333         833        99,167            -              -          100,000
    @ $.20 per share                   250,000         250        49,750            -              -           50,000
    @ $.50 per share                   215,450         215       107,510        (69,000)           -           38,725
  Issued for services
    @ $.05 per share                 1,400,000       1,400        68,600            -              -           70,000
    @ $.10 per share                   383,000         383        37,617            -              -           38,000
    @ $.25 per share                   516,832         517       128,691            -              -          129,208
  Issued for conversion of
   debentures
    @ $.03 per share                   325,926         326        10,674            -              -           11,000
    @ $.11 per share                   124,444         124        13,876            -              -           14,000
    @ $.14 per share                   106,667         107        14,893            -              -           15,000
    @ $.16 per share                    60,952          61         9,939            -              -           10,000
  Additional paid in
   capital                                 -           -          16,667            -              -           16,667
  Issued for reorganization
   costs @ $.10 per share              305,403         305        30,235            -              -           30,540
  Issued for research
   agreement amendment                 300,000         300        44,700            -              -            45,000
  Acquired on reorganization
   acquisition                         100,202         100          (100)           -              -              -
Share subscriptions                        -           -             -           30,000            -           30,000
Net loss for the year                      -           -             -              -         (535,241)      (535,241)
                                    ----------     -------     ----------     ----------     ----------     ----------
Stockholders' equity
(deficiency) at May 31, 1999        10,722,209     $10,721     $ 671,419      $  30,000      $(728,537)     $ (16,397)
                                    ==========     =======     ==========     ==========     ==========     ==========




   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                    FOR THE YEARS ENDED MAY 31, 2000 AND 1999
    AND THE PERIOD FROM JUNE 20, 1997 (DATE OF INCORPORATION) TO MAY 31, 1998

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                              TOTAL
                                         COMMON SHARES         CAPITAL IN        SHARE                        STOCK-
                                         -------------         EXCESS OF       SUBSCRIP-                      HOLDERS'
                                      SHARES        AMOUNT     PAR VALUE         TIONS        DEFICIT         EQUITY
                                    ----------     -------     ----------     ----------     ----------     ----------
Stockholders' equity
(deficiency) at May 31, 1999        10,722,209     $10,721     $ 671,419      $  30,000      $(728,537)     $ (16,397)
Common shares
 Issued for cash
   @ $.05 per share                    600,000         600        29,400        (30,000)           -              -
   @ $.20 per share                    250,000         250        49,750            -              -           50,000
   @ $.40 per share                    250,000         250        99,750            -              -          100,000
Share subscriptions                        -           -             -          220,500            -          220,500
Net loss for the year                      -           -             -              -         (230,173)      (230,173)
                                    ----------     -------     ----------     ----------     ----------     ----------
Stockholders' equity
(deficiency) at May 31, 2000        11,822,209     $11,821     $ 850,319      $ 220,500      $(958,710)     $ 123,930
                                    ==========     =======     ==========     ==========     ==========     ==========



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



                                       CUMULATIVE                                     PERIOD
                                           TO                 YEARS ENDED              ENDED
                                         MAY 31,                MAY 31,               MAY 31,
                                          2000           2000           1999           1998
                                       ----------     ----------     ----------     ----------
CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
    NET LOSS FOR THE
      PERIOD                           $(833,710)     $(230,173)     $(535,241)     $ (68,296)
    NON-CASH ITEMS
      INVESTMENT
        CONSIDERATION FOR
        RECOVERED COSTS                  (26,000)       (26,000)           -              -
      ISSUE OF SHARES FOR
        SERVICES                         237,208            -          237,208            -
        RESEARCH AGREEMENT                45,000            -           45,000            -
      INTEREST ON
        CONVERTIBLE
        DEBENTURES                        16,667            -           16,667            -
      EQUITY SHARE IN LOSS OF
      INVESTEES                           26,998         26,998            -              -
    CHANGE IN NON-CASH
     OPERATING ITEM
      OTHER RECEIVABLE                   (48,748)       (48,748)           -              -
      ACCOUNTS PAYABLE                    50,518         43,690          6,828            -
                                       ----------     ----------     ----------     ----------
                                        (532,067)      (234,233)      (229,538)       (68,296)
                                       ----------     ----------     ----------     ----------
  INVESTING ACTIVITIES
    INVESTMENT IN EQUITY
     AFFILIATE                            (1,000)        (1,000)           -              -
                                       ----------     ----------     ----------     ----------

  FINANCING ACTIVITIES
    OWING TO RELATED PARTIES              71,426        (41,656)        70,531         42,551
    SHARE CAPITAL ISSUED
      FOR CASH                           482,725        180,000        302,725            -
      FOR CONVERSION OF
        DEBENTURES                        50,000            -           50,000            -
    SHARE SUBSCRIPTIONS                  220,500        190,500        (44,000)        74,000
    REORGANIZATION COSTS                 (94,460)           -          (69,460)       (25,000)
                                       ----------     ----------     ----------     ----------
                                         730,191        328,844        309,796         91,551
                                       ----------     ----------     ----------     ----------
CHANGE IN CASH FOR
 THE PERIOD                              197,124         93,611         80,258         23,255
CASH BEGINNING OF
 THE PERIOD                                  -          103,513         23,255            -
                                       ----------     ----------     ----------     ----------
CASH END OF THE PERIOD                 $ 197,124      $ 197,124      $ 103,513      $  23,255
                                       ==========     ==========     ==========     ==========

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

          ii. The Company accounts for its investment in Praxis Pharmaceuticals Australia Pty. Limited, a private company, and Fairchild International Corporation, a listed company, using the equity method of accounting. Effective June 1, 1999, the Company discontinued consolidation of these investee companies. The investee companies are currently in the development stage and the equity in these companies is represented by unexpended funds committed for research and development. The net assets of the investees are unlikely to accrue to the Company during the development stage. Accordingly, management is of the opinion that additional recognition is not required or meaningful in the accounts for the Company's equity share of earnings, losses or change in share capital until the investees advance past the development stage.

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

2.   GOING CONCERN CONSIDERATIONS

     As at May 31, 2000, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different basis of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings from third parties and related parties sufficient to meet current and future obligations. The Company suffered losses from operations of $203,175, $535,241 and $68,296 for the periods ended May 31, 2000, 1999 and 1998.

3.    INVESTMENTS AND RESEARCH AND DEVELOPMENT

     a.   Praxis  Pharmaceuticals  Australia  Pty.  Limited  - $1

          The Company's investment in 1,400,000 ordinary shares has been adjusted to reflect losses sustained by the investee and represents a potentially diluted interest of 73.7%, assuming the conversion of all issued preferred shares.

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

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



3.   INVESTMENTS AND RESEARCH AND DEVELOPMENT (CONTINUED)

     b.   Fairchild International Corp. - $1

          The Company's investment in 2,600,000 common shares has been adjusted to reflect losses sustained by the investee and represents an interest of 23.7%. The Company has licensed certain rights to Fairchild International Corp., a listed company with common shareholders and, as consideration, received 2,600,000 common shares and a commitment for the reimbursement of research and development funding at prescribed intervals aggregating $250,000 ($135,594 received) by October 1, 2000. Reimbursements are recorded as a reduction of costs when received.

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

                                                                                            PERIOD
                                           CUMULATIVE              YEARS ENDED               ENDED
                                           TO MAY 31,                MAY 31,                MAY 31,
                                             2000             2000           1999            1998
                                           ---------       ---------       ---------       ---------
Administration and
 office charges                            $ 48,814        $ 30,321        $ 14,874        $  3,619
Payments on behalf of
  Reorganization costs                       57,500             -            57,500             -
  Professional fees                           3,148             -               -             3,148
  Research and development advances          34,234             -               -            34,234
  Cash advances (repayments)                (72,270)        (71,977)         (1,843)          1,550
                                           ---------       ---------       ---------       ---------
                                           $ 71,426        $(41,656)       $ 70,531        $ 42,551
                                           =========       =========       =========       =========

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



5.   SHARE CAPITAL

     a.   Authorized

               50,000,000      Common shares with a par value of $.001 per share
               10,000,000   Preferred shares with a par value of $.001 per share

     b.   Common Shares Issued                                                  SHARES           CONSIDERATION
                                                                                ------           -------------
               Shares of Praxis Pharmaceuticals Inc. (a Nevada
               corporation) issued for cash and exchanged for shares of
               Micronetics, Inc.                                                 5,000,000          $  5,000
               Outstanding shares of  Micronetics, Inc. at date of
               acquisition with a nominal value                                    100,202               -
               For reorganization costs                                            305,403            30,540
                                                                                ----------          --------
               Balance at completion of business re-organization                 5,405,605            35,540
               For cash                                                          1,298,783           297,725
               For services                                                      3,099,832           237,208
               For debenture conversion                                            617,989            50,000
               Additional paid in capital                                              -              16,667
               For research agreement amendment                                    300,000            45,000
                                                                                ----------          --------
               Balance at May 31, 1999                                          10,722,209           682,140
               For cash                                                          1,100,000           180,000
                                                                                ----------          --------
               Balance at May 31, 2000                                          11,822,209          $862,140
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

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



6.   INCOME TAXES

     The Company has incurred operating losses which are available to reduce future years' taxable income. As at May 31, 2000, tax losses of approximately $778,000 were incurred. No future benefits have been recognized in the accounts.

7.   SEGMENTED INFORMATION

     a.   Cash

          The Company maintains its cash balance in U.S. and other currencies. At the year end, the U.S. dollar equivalents were as follows.

                                                          2000           1999
                                                          ----           ----
               U.S. dollars                             $ 97,117       $ 13,339
               Australian dollars                         99,995         90,174
               Canadian dollars                               12            -
                                                        --------       --------
                                                        $197,124       $103,513
                                                        ========       ========

     b.   Geographic Segments

          The Company's activities are all in the one industry segment of the research and development of pharmaceutical products. The research and development is carried out in Australia.

8.   AMENDMENTS

     These financial statements have been amended for inclusion in filings with the Securities and Exchange Commission. Amendments to the financial statements include:

     a.   Year Ended May 31, 2000

          Reduction of $26,998 in the carrying value of investments in Fairchild International Corporation and Praxis Pharmaceuticals Australia Pty. Limited to reflect the equity share of losses sustained by the investees. (Note 3)

     b.   Year Ended May 31, 1999

          Increase in interest costs of $16,667 for the intrinsic value of the embedded conversion benefit in convertible debentures.

          Increase in consulting fees of $28,000 to reflect the market value of the shares issued for services.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2000
                           (EXPRESSED IN U.S. DOLLARS)



8.   AMENDMENTS (CONTINUED)

     b.   Year Ended May 31, 1999 (Continued)

          The impact of these amendments on the May 31, 2000 and 1999 financial statements is as follows:

                                             CONSOLIDATED BALANCE SHEETS

                                 AS REPORTED                          RESTATED       AS REPORTED                       RE-STATED
                                 MAY 31, 2000       ADJUSTMENT      MAY 31, 2000    MAY 31, 1999      ADJUSTMENT     MAY 31, 1999
                                 ------------       ----------      ------------    ------------      ----------     ------------
Investments                      $  27,000         $ (26,998)         $       2      $     -           $    -          $     -
                                 ==========        ==========         ==========     ==========        =========       ==========
Total assets                     $ 272,872         $ (26,998)         $ 245,874      $ 103,513         $    -          $ 103,513
                                 ==========        ==========         ==========     ==========        =========       ==========
Issued and paid in capital       $ 817,473         $  44,667          $ 862,140      $ 637,473         $ 44,667        $ 682,140
                                 ==========        ==========         ==========     ==========        =========       ==========
Deficit accumulated
 during development stage        $(887,045)        $ (71,665)         $(958,710)     $(683,870)        $(44,667)       $(728,537)
                                 ==========        ==========         ==========     ==========        =========       ==========
Total stockholders' equity
 (deficiency)                    $ 150,928         $ (26,998)         $ 123,930      $ (16,937)        $    -          $ (16,937)
                                 ==========        ==========         ==========     ==========        =========       ==========
Total liabilities and
 stockholders' equity            $ 272,872         $ (26,998)         $ 245,874      $ 103,513         $    -          $ 103,513
                                 ==========        ==========         ==========     ==========        =========       ==========




                               CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT


                                                              CUMULATIVE TO                  YEARS ENDED
                                                              MAY 31, 2000        MAY 31, 2000        MAY 31, 1999
                                                              ------------        ------------        ------------
     Loss from operations as previously reported                $762,045            $203,175            $490,574
     Interest on conversion benefits                              16,667                 -                16,667
     Consulting fees for shares                                   28,000                 -                28,000
                                                                --------            --------            --------
     Loss from operations as restated                            806,712             203,175             535,241
     Equity share in loss of investees                            26,998              26,998                 -
                                                                --------            --------            --------
     Net loss for the period as restated                         833,710             230,173             535,241
     Deficit beginning of the period, as restated                    -               728,537             193,296
     Reorganization costs                                        125,000                 -                   -
                                                                --------            --------            --------
     Deficit end of the period, as restated                     $958,710            $958,710            $728,537
                                                                ========            ========            ========