Form 10QSB
period 2000-08-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2000-10-19
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]            QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: August 31, 2000

[ ]            TRANSITION REPORT PURSUANT SECTION 13 OF 15(D) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________ to ________________

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

            11,822,209 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 AUGUST 31, 2000

  Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                                            PRAXIS PHARMACEUTICALS INC.
                                           (A DEVELOPMENT STATE COMPANY)

                                            CONSOLIDATED BALANCE SHEET

                                                  AUGUST 31, 2000

                                            (EXPRESSED IN U.S. DOLLARS)

ASSETS                                                                                     2000
                                                                                           ----

CURRENT
CASH (NOTE 3)                                                                            $161,171
INVESTMENTS                                                                                     2
                                                                                        ---------
                                                                                         $161,173
                                                                                        =========
LIABILITIES
CURRENT
ACCOUNTS PAYABLE                                                                         $ 59,811
OWING TO RELATED PARTIES                                                                   16,426
                                                                                           ------
                                                                                           76,237
                                                                                           ------
STOCKHOLDERS' EQUITY
SHARE CAPITAL
AUTHORIZED
   50,000,000 COMMON SHARES WITH A PAR VALUE
              OF $.001 PER SHARE
    10,000,000 PREFERRED SHARES WITH A PAR VALUE
              OF $.001 PER SHARE
    ISSUED AND PAID IN CAPITAL (NOTE 2)
    11,822,209 COMMON SHARES                                                              862,140
    SHARE SUBSCRIPTIONS                                                                   220,500
DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                                                                      (996,427)
DEFERRED TRANSLATION ADJUSTMENT (NOTE 1)                                                   (1,277)
                                                                                        ----------
TOTAL STOCKHOLDERS' EQUITY                                                                 84,936
                                                                                        ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $161,173
                                                                                        ==========
APPROVED BY THE DIRECTORS

         "DAVID STADNYK"
----------------------------------

         "BRETT CHARLTON"
----------------------------------

                                    UNAUDITED
        The accompanying notes are an integral part of these consolidated financial statements

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STATE COMPANY)

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
            AND CUMULATIVE FROM JUNE 20, 1997 (DATE OF INCORPORATION)
                               TO AUGUST 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                                     CUMULATIVE TO                   THREE MONTHS ENDED AUGUST 31,
                                                    AUGUST 31, 2000                   2000               1999
                                                                               -----------------------------------

PROJECT EXPENSES
RESEARCH AGREEMENT AMENDMENT                        $      45,000              $           -        $          -
RESEARCH ADVANCES                                         229,076                          -              22,352
PATENT COSTS                                                2,820                          -                   -
RECOVERED COSTS
     CASH                                                (135,594)                         -             (19,965)
     INVESTMENT CONSIDERATION                             (26,000)                         -                   -
RELATED PARTY CONSULTING FEES                              65,538                          -                   -
                                                    --------------             ---------------      -------------
                                                          180,840                          -               2,387
                                                    --------------             ---------------      -------------
ADMINISTRATION EXPENSES
BANK CHARGES AND EXCHANGE                                   4,787                      1,432               1,967
CONSULTING                                                257,858                          -              10,414
FINDERS FEES                                                7,500                          -                   -
INTEREST ON CONVERTIBLE DEBENTURES                         16,667                          -                   -
OFFICE AND SECRETARIAL                                     30,624                      4,584               5,886
PROFESSIONAL FEES                                          95,700                      8,272              10,042
PROMOTION AND TRAVEL                                      197,645                     19,435              28,643
RELATED PARTY ADMINISTRATION
CHARGES                                                    52,808                      3,994              33,316
                                                    --------------             ---------------      -------------
                                                          663,589                     37,717              90,268
                                                    --------------             ---------------      -------------
LOSS FROM OPERATIONS                                      844,429                     37,717              92,655
EQUITY SHARE IN LOSS OF INVESTEES                          26,998                          -                   -
                                                    --------------             ---------------      -------------
NET LOSS FOR THE PERIOD                                   871,427                     37,717              92,665
DEFICIT BEGINNING OF THE PERIOD                                 -                    958,710             728,537
REORGANIZATION COSTS                                      125,000                          -                   -
                                                    --------------             ---------------      -------------
DEFICIT END OF THE PERIOD                           $     996,427              $     996,427        $    821,192
                                                    ==============             ===============      =============
BASIC LOSS PER SHARE                                                           $        0.01        $       0.01
                                                                               ===============      =============


                                    UNAUDITED
              The accompanying notes are an integral part of these
                       consolidated financial statements

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STATE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

               FOR THE THREE MONTHS ENDED AUGUST 31, 2000 AND 1999
            AND CUMULATIVE FROM JUNE 20, 1997 (DATE OF INCORPORATION)
                               TO AUGUST 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)

                                                     CUMULATIVE TO                   THREE MONTHS ENDED AUGUST 31,
                                                    AUGUST 31, 2000                   2000               1999
                                                                               -----------------------------------

CASH PROVIDED (USED) BY
   OPERATING ACTIVITIES
     NET LOSS FOR THE PERIOD                        $    (871,427)             $    (37,717)        $   (92,655)
     NON-CASH ITEMS
       INVESTMENT CONSIDERATION FOR
         RECOVERED COSTS                                  (26,000)                        -                   -
     ISSUE OF SHARES FOR
         SERVICES                                         237,208                         -                   -
         RESEARCH AGREEMENT                                45,000                         -                   -
     INTEREST ON CONVERTIBLE
     DEBENTURES                                            16,667                         -                   -
     EQUITY SHARE IN LOSS OF
         INVESTEES                                         26,998                         -                   -
     CHANGE IN NON-CASH OPERATING
         ITEMS
         OTHER RECEIVABLE                                       -                    48,748                   -
         ACCOUNTS PAYABLE                                  59,811                     9,293              26,087
                                                    ---------------            --------------       ------------
                                                         (511,743)                   20,324             (66,568)
                                                    ---------------            --------------       ------------
   INVESTING ACTIVITIES
     INVESTMENT IN EQUITY AFFILIATE                        (1,000)                        -                   -
                                                    ---------------            --------------       ------------
   FINANCING ACTIVITIES
     OWING TO RELATED PARTIES                              16,426                   (55,000)                  -
     SHARE CAPITAL ISSUED
         FOR CASH                                         482,725                         -              30,000
         FOR CONVERSION OF
           DEBENTURES                                      50,000                         -                   -
     SHARE SUBSCRIPTIONS                                  220,500                         -             (30,000)
     REORGANIZATION COSTS                                 (94,460)                        -                   -
                                                    ---------------            --------------       ------------
                                                          675,191                   (55,000)                  -
                                                    ---------------            --------------       ------------
   TRANSLATION ADJUSTMENT                                  (1,277)                   (1,277)                  -
                                                    ---------------            --------------       ------------
CHANGE IN CASH FOR THE PERIOD                             161,171                   (35,953)            (66,568)
CASH BEGINNING OF THE PERIOD                                    -                   197,124             103,513
                                                    ---------------            --------------       ------------
CASH END OF THE PERIOD                              $     161,171              $    161,171         $    36,945
                                                    ===============            ===============      ============


                                    UNAUDITED
              The accompanying notes are an integral part of these
                        consolidated financial statements

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STATE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2000


1.    ACCOUNTING POLICES AND NOTES

      a. The accounting policies followed by the Company are unchanged from those outlined in the audited consolidated financial statements for the year ended May 31, 2000. The notes to the consolidated financial statements at May 31, 2000 substantially apply to the interim consolidated financial statements at August 31, 2000 and are not repeated here. All adjustments have been made which, in the opinion of management, are necessary in order to make these financial statements not misleading.

      b. These consolidated financial statements include the amounts of the Company and its wholly- owned subsidiaries, Praxis Pharmaceuticals International Pty. Limited, a private company registered in Australia, and Praxis Pharmaceuticals Inc., a Nevada corporation.

      c.  Foreign Currency Translation

          The functional currency of the Company's foreign operations is the applicable local currency. The translation of foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The gains or losses, net of applicable deferred income taxes, resulting from such translations are included in stockholders' equity as a component of " Deferred Translation Adjustment". Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.


2.    SHARE CAPITAL

      Issued and paid in capital


                                                                      SHARES           CONSIDERATION
         Common shares
         Balance at May 31, 2000 and August 31, 2000               11,822,209          $    862,140
                                                                   ==========          =============




                                    UNAUDITED

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2000


3.    SEGMENTED INFORMATION

      a.  Cash

          The  Company  maintains  its  cash  balance  in  U.S.,   Canadian  and
          Australian currencies. At the period end, the U.S. dollar equivalents were as follows.


          U.S. dollars                                               $20,311
          Australian dollars                                         140,859
          Canadian dollars                                                 1
                                                                ------------
                                                                    $161,171
                                                                ============

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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the three months ended August 31, 2000 was $37,717 as compared to $92,655 during the comparable three-month period in 1999. The decrease in the net loss is due primarily to the reduction in the level of the Company's operations. No project expenses were incurred in the most recent quarter, as compared to $22,352 in research advances (offset by $19,965 in recovered costs) during the quarter ended August 31, 1999. Also, administration expenses decreased 58% from $90,268 in 1999 to $37,717 in 2000. Related party administration charges decreased from $33,316 in 1999 to $3,994 in 2000, as did promotion and travel expenses ($28,643 in 1999 as compared to $19,435 in 2000). There were no consulting expenses during the most recent quarter, as compared to $10,414 in 1999.

This most recent loss has increased the deficit accumulated since the inception of the Company to $996,427.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through August 31, 2000, the Company has sold stock for cash of $703,225.

At August 31, 2000, the Company's working capital was $84,934, as compared to $123,928 at May 31, 2000. The decrease in working capital was due primarily to the repayment of $55,000 owed to a related party.

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

                  Not Applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  A)       EXHIBITS


REGULATION                                                         CONSECUTIVE
S-B NUMBER                        EXHIBIT                          PAGE NUMBER

   2.1       Stock Exchange Agreement with Micronetics (1)             N/A

   3.1       Articles of Incorporation, as amended and restated (1)    N/A

   3.2       Bylaws (1)                                                N/A

  10.1       Research, Development and Licence Agreement dated
             May 11, 1999 between Praxis Pharmaceuticals, Inc. and
             Fairchild International Inc. (1)                          N/A

  10.2       Exclusive Licence Agreement dated October 14, 1999
             between Anutech Pty Ltd. and Praxis Pharmaceuticals
             Australia Pty Ltd. (1)                                    N/A

  10.3       Licence Agreement dated October 14, 1999 between
             Anutech Pty Ltd. and Praxis Pharmaceuticals Inc. (1)      N/A

  10.4       Shareholders Agreement dated as of October 15, 1999,
             between Praxis Pharmaceuticals Australia Pty Ltd.,
             Praxis Pharmaceuticals Inc., Perpetual Trustees
             Nominees Limited, and Rothschild Bioscience Managers
             Limited (1)                                               N/A

  10.5       1999 Stock Option Plan (1)                                N/A

   27        Financial Data Schedule                                    12

----------------------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No.0-28627

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

                                            PRAXIS PHARMACEUTICALS, INC.
                                            (Registrant)


Date: October 19, 2000                      By: /s/David Stadnyk
                                               --------------------------------
                                                  David Stadnyk, Secretary
                                                 (Principal financial officer)