Form 10QSB
period 2000-11-30
PRAXIS PHARMACEUTICALS INC/CN
filed 2001-01-19
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X]             QUARTERLY REPORT PURSUANT SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: November 30, 2000

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

            12,434,709 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                NOVEMBER 30, 2000

     Transitional Small Business Disclosure Format (check one); Yes    No X

                          PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET

                                NOVEMBER 30, 2000

                          (EXPRESSED IN U.S. DOLLARS)

ASSETS
  CURRENT
    CASH (NOTE 3)                                          $   127,579
  INVESTMENTS                                                        2
                                                           ------------
                                                           $   127,581
                                                           ============
LIABILITIES

  CURRENT
    ACCOUNTS PAYABLE                                       $    53,669
    OWING TO RELATED PARTIES                                    23,935
                                                           ------------
                                                                77,604
                                                           ------------
STOCKHOLDERS' EQUITY

  SHARE CAPITAL
    AUTHORIZED
    50,000,000  COMMON SHARES WITH A PAR VALUE
      OF $0.001 PER SHARE
    10,000,000   PREFERRED SHARES WITH A PAR VALUE
      OF $0.001 PER SHARE
  ISSUED AND PAID IN CAPITAL (NOTE 2)
    12,434,709 COMMON SHARES                                 1,082,640

DEFICIT ACCUMULATED DURING THE
  DEVELOPMENT STAGE                                         (1,029,507)

DEFERRED TRANSLATION ADJUSTMENT                                 (3,156)
                                                           ------------
TOTAL STOCKHOLDERS' EQUITY                                      49,977
                                                           ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $   127,581
                                                           ============

APPROVED BY THE DIRECTORS:

------------------------------------
Bob Smart

------------------------------------
Brett Charlton


                                   UNAUDITED
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT

              FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND 1999
                      AND CUMULATIVE TO NOVEMBER 30, 2000

                          (EXPRESSED IN U.S. DOLLARS)

                                             CUMULATIVE                         PERIODS
                                                 TO                              ENDED
                                            NOVEMBER 30,          NOVEMBER 30,           NOVEMBER 30,
                                                2000                  2000                  1999
                                            ------------          ------------          ------------
PROJECT EXPENSES

RESEARCH AGREEMENT AMENDMENT                $    45,000           $       -             $       -
RESEARCH ADVANCES                               229,076                   -                 200,889
PATENT COSTS                                      2,820                   -                     -
RELATED PARTY CONSULTING FEES                    65,538                   -                     -
RECOVERED COSTS
  CASH                                         (135,594)                  -                (158,193)
  INVESTMENT CONSIDERATION                      (26,000)                  -                     -
                                            ------------          ------------          ------------
                                                180,840                   -                  42,696
                                            ------------          ------------          ------------
ADMINISTRATION EXPENSES

BANK CHARGES AND EXCHANGE                   $    16,674           $    13,319           $       362
CONSULTING                                      257,858                   -                     -
FINDERS FEES                                      7,500                   -                     -
INTEREST ON CONVERTIBLE DEBENTURES               16,667                   -                     -
OFFICE AND SECRETARIAL                           28,737                 2,697                 8,200
PROFESSIONAL FEES                               111,091                23,663                12,396
PROMOTION AND TRAVEL                            201,275                23,065                44,574
RELATED PARTY ADMINISTRATION
  CHARGES                                        56,867                 8,053                22,125
                                            ------------          ------------          ------------
                                                696,669                70,797                87,657
                                            ------------          ------------          ------------

LOSS FROM OPERATIONS                            877,509                70,797               130,353

EQUITY SHARE IN LOSS OF INVESTEES                26,998                   -                     -
                                            ------------          ------------          ------------
NET LOSS FOR THE PERIOD                     $   904,507           $    70,797           $   130,353
                                            ============          ============          ============

DEFICIT BEGINNING OF THE PERIOD                     -                 958,710               728,537
                                                                  ------------          ------------
REORGANIZATION COSTS                            125,000                   -                     -
                                            ------------
DEFICIT END OF THE PERIOD                   $ 1,029,507           $ 1,029,507           $   858,890
                                            ============          ============          ============
BASIC LOSS PER SHARE                                                    $0.01                 $0.01
                                                                  ============          ============

                                   UNAUDITED
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

        FOR THE SIX MONTHS ENDED NOVEMBER 30, 2000 AND NOVEMBER 30, 1999
                      AND CUMULATIVE TO NOVEMBER 30, 2000

                          (EXPRESSED IN U.S. DOLLARS)

                                             CUMULATIVE                         PERIODS
                                                 TO                              ENDED
                                            NOVEMBER 30,          NOVEMBER 30,           NOVEMBER 30,
                                                2000                  2000                  1999
                                            ------------          ------------          ------------
CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES

    NET LOSS FOR THE PERIOD                 $  (904,507)          $   (70,797)          $  (130,353)
    NON-CASH ITEMS
      INVESTMENT CONSIDERATION
        FOR RECOVERED COSTS                     (26,000)                  -                 (26,000)
      ISSUE OF SHARES FOR
        SERVICES                                237,208                   -                     -
        RESEARCH AGREEMENT                       45,000                   -                     -
      INTEREST ON CONVERTIBLE
        DEBENTURES                               16,667                   -                     -
      EQUITY SHARE IN LOSS OF
        INVESTEES                                26,998                   -                     -
    CHANGE IN NON-CASH OPERATING ITEMS
      OTHER RECEIVABLE                              -                  48,748
      ACCOUNTS PAYABLE                           53,669                 3,151                 5,879
                                            ------------          ------------          ------------
                                               (550,965)              (18,898)             (150,474)
                                            ------------          ------------          ------------
INVESTING ACTIVITIES
  INVESTMENT IN EQUITY AFFLIATE                  (1,000)                                     (1,000)
                                            ------------          ------------          ------------
FINANCING ACTIVITIES

  OWING TO RELATED PARTIES                       23,935               (47,491)               (1,656)
  SHARE CAPITAL ISSUED FOR CASH                 703,225               220,500               150,000
  SHARE CAPITAL ISSUED FOR
    CONVERSATION OF DEBENTURE                    50,000                   -                     -
  SHARE SUBSCRIPTIONS                               -                (220,500)                  -
  REORGANIZATION COSTS                          (94,460)                  -                     -
                                            ------------          ------------          ------------
                                                682,700               (47,491)              148,344
                                            ------------          ------------          ------------
  TRANSLATION ADJUSTMENT                         (3,156)               (3,156)                  -

CHANGE IN CASH FOR THE PERIOD                   127,579               (69,545)               (3,130)

CASH BEGINNING OF THE PERIOD                        -                 197,124               103,513
                                            ------------          ------------          ------------
CASH END OF THE PERIOD                      $   127,579           $   127,579           $   100,383
                                            ============          ============          ============

                                   UNAUDITED
                 SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000

1.   ACCOUNTING POLICIES AND NOTES

     a.   Accounting Policies

          The accounting policies followed by the Company are unchanged from those outlined in the audited financial statements for the year ended May 31, 2000. The notes to the financial statements at May 31, 2000 substantially apply to the interim consolidated financial statements at November 30, 2000 and are not repeated here. All adjustments have been made which, in the opinion of management, are necessary in order to make these financial statements not misleading.

     b.   Basis of Consolidation

          These consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Praxis Pharmaceuticals International Pty. Limited, a private company registered in Australia, and Praxis Pharmaceuticals Inc., a Nevada corporation.

     c.   Foreign Currency Translation

          The functional currency of the Company's foreign operations is the applicable local currency. The translation of foreign currencies in U.
          S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates in effect at the balance sheet date and for revenue and expense accounts using average exchange rates during each reporting period. The net gains or losses resulting from such translations are included in stockholder's equity as a component of "Deferred Translation Adjustment". Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of earnings as incurred.


2.   SHARE CAPITAL

     a.   Issued and Paid in Capital
                                                      SHARES            CONSIDERATION
          Common Shares
          Balance at May 31, 2000                   11,822,209           $  862,140

          Issued during the period

               For cash subscriptions @ $.40           612,500              245,000

               Finders fees                                -                (24,500)
                                                    ----------           -----------
          Balance at November 30, 2000              12,434,709           $1,082,640
                                                    ==========           ===========

                                   UNAUDITED

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000

     b.   Share Issue Commitments

          Outstanding share purchase warrants are exercisable as follows:

               612,500 common shares @ $ .50 per share to April 17, 2001




3.   SEGMENTED INFORMATION

     a.   Cash

          The Company maintains its cash balance in U.S., Canadian and Australian currencies. At the period end, the U.S. dollar equivalents were as follows.

                  U.S. dollar                      $  1,790
                  Australian dollars                123,517
                  Canadian dollars                    2,272
                                                   --------
                                                   $127,579
                                                   ========

     b.   Geographic Segments

          The Company's activities are all in the one industry segment of the research and development of pharmaceutical products. The research and development is carried out in Australia.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for Praxis Pharmaceuticals, Inc. ("Praxis" or the "Company") should be read in conjunction with the accompanying financial statements and related footnotes.

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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the six months ended November 30, 2000 was $70,797 as compared to $130,353 during the comparable six-month period in 1999. The decrease in the net loss is due primarily to the reduction in the level of the Company's operations. No project expenses were incurred in the 2000 period, as compared to $200,889 in research advances (offset by $158,193 in recovered costs) during the six months ended November 30, 1999. Also, administration expenses decreased 19% from $87,657 in 1999 to $70,797 in 2000. Related party administration charges decreased from $22,125 in 1999 to $8,053 in 2000, as did promotion and travel expenses ($44,574 in 1999 as compared to $23,065 in 2000). The decreases in these types of expenditures exceeded the increases in professional fees ($23,663 in 2000 as compared to $12,396 in 1999) and bank charges and exchange ($13,319 in 2000 as compared to $362 in 1999).

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,029,507 at November 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through November 30, 2000, the Company has sold stock for cash of $703,225.

At November 30, 2000, the Company's working capital was $49,975, as compared to $123,928 at May 31, 2000. The decrease in working capital was due primarily to the repayment of $55,000 owed to a related party and the use of cash for operations.

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


---------------------------

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

                                       PRAXIS PHARMACEUTICALS, INC.
                                       (Registrant)


Date:   January 18, 2001               By: /S/ ROBERT SMART
                                           -------------------------------------
                                           Robert Smart, Secretary
                                           (Principal financial officer)