Form 10QSB
period 2001-02-28
PRAXIS PHARMACEUTICALS INC/CN
filed 2001-05-22
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark    One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2001

[] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT For the transition period from _____________________ to __________________


                         Commission file number 0-28627


                          PRAXIS PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)




             UTAH                                     87-0393257
(State or other jurisdiction of                      (IRS Employer
 incorporation or organization)                     Identification No.)




       100 - 856 HOMER STREET, VANCOUVER, BRITISH COLUMBIA V6B 2W5 CANADA
                    (Address of principal executive offices)


                                 (604) 669-1040
                           (Issuer's telephone number)


    595 HORNBY STREET, SUITE 600, VANCOUVER, BRITISH COLUMBIA, V6C 1A4 CANADA
              (Former name, former address and former fiscal year,
                         if changed since last report)


 State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:

            12,862,069 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                FEBRUARY 28, 2001


  Transitional Small Business Disclosure Format (check one); Yes       No   X
                                                                 -----    -----

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001


                           (EXPRESSED IN U.S. DOLLARS)




                                    UNAUDITED

                   STEELE & CO.*
           CHARTERED ACCOUNTANTS
*Representing incorporated professionals
                       SUITE 808               TELEPHONE:   (604) 687-8808
        808 WEST HASTINGS STREET               TELEFAX:     (604) 687-2702
 VANCOUVER, B.C., CANADA V6C 1C8               EMAIL:       EMAIL@STEELE-CO.CA





                         INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS OF
PRAXIS PHARMACEUTICALS INC.
(A DEVELOPMENT STAGE COMPANY)



We have reviewed the accompanying consolidated balance sheet of Praxis Pharmaceuticals Inc. (a development stage company) as of February 28, 2001 and the related interim consolidated statements of operations and deficit and cash flow for the nine months ended February 28, 2001 and February 29, 2000 and cumulative to February 28, 2001. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim consolidated financial statements in order for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Praxis Pharmaceuticals Inc. As of May 31, 2000 and the related consolidated statements of operations and deficit and cash flow for the year then ended (not presented herein); and in our report dated August 16, 2000, except for Note 8 as to which the date is October 4, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2000 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.



Vancouver, Canada                                          "STEELE & CO."
May 4, 2001                                                CHARTERED ACCOUNTANTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                       FEBRUARY 28, 2001 AND MAY 31, 2000

                           (EXPRESSED IN U.S. DOLLARS)





                                                                       FEBRUARY 28,          MAY 31,
                                                                           2001               2000
                                                                           ----               ----
ASSETS
  CURRENT
    CASH (NOTE 3)                                                    $      110,371      $    197,124
    OTHER RECEIVABLE                                                          1,239            48,748
                                                                     ---------------     -------------
                                                                            111,610           245,872
  INVESTMENTS                                                                     2                 2
                                                                     ---------------     -------------
                                                                     $      111,612      $    245,874
                                                                     ===============     =============
LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                                 $       33,308      $     50,518
    OWING TO RELATED PARTIES                                                 11,558            71,426
                                                                     ---------------     -------------
                                                                             44,866           121,944
                                                                     ---------------     -------------
COMMITMENTS (NOTE 4)
STOCKHOLDERS' EQUITY
  SHARE CAPITAL (NOTE 2)
    AUTHORIZED
      50,000,000 COMMON SHARES WITH A PAR VALUE
                 OF $.001 PER SHARE
      10,000,000 PREFERRED SHARES WITH A PAR VALUE
                 OF $.001 PER SHARE
    ISSUED AND PAID IN CAPITAL
      12,862,069 COMMON SHARES
        (2000 - 11,822,209 COMMON SHARES)                                 1,162,057           862,140
  SHARE SUBSCRIPTIONS                                                             -           220,500
  DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE                                                 (1,092,155)         (958,710)
  DEFERRED TRANSLATION ADJUSTMENT                                            (3,156)                -
                                                                     ---------------     -------------
TOTAL STOCKHOLDERS' EQUITY                                                   66,746           123,930
                                                                     ---------------     -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $      111,612      $    245,874
                                                                     ===============     =============

APPROVED BY THE DIRECTORS

       /s/ ROBERT SMART
---------------------------------

       /s/ BRETT CHARLTON
---------------------------------

                                    UNAUDITED
   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

        FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                       AND CUMULATIVE TO FEBRUARY 28, 2001

                           (EXPRESSED IN U.S. DOLLARS)

                                                            CUMULATIVE TO                 NINE MONTHS ENDED
                                                             FEBRUARY 28,           FEBRUARY 28,        FEBRUARY 29,
                                                                 2001                   2001                2000
                                                            --------------          --------------------------------

PROJECT EXPENSES
  RESEARCH AGREEMENT AMENDMENT                              $      45,000           $          -        $         -
  RESEARCH ADVANCES                                               229,076                      -            135,351
  PATENT COSTS                                                      8,360                  5,540                  -
  RELATED PARTY CONSULTING FEES                                    81,646                 16,108             65,538
  RECOVERED COSTS
    CASH                                                         (135,594)                     -           (132,193)
    INVESTMENT CONSIDERATION                                      (26,000)                     -            (26,000)
                                                            --------------          ------------        ------------
                                                                  202,488                 21,648             42,696
                                                            --------------          ------------        ------------
ADMINISTRATION EXPENSES
  BANK CHARGES AND EXCHANGE                                        16,828                 13,473                551
  CONSULTING FEES                                                 257,858                      -              2,500
  FINDERS FEES                                                      7,500                      -                  -
  INTEREST ON CONVERTIBLE DEBENTURES                               16,667                      -                  -
  OFFICE AND SECRETARIAL                                           31,044                  5,004              8,993
  PROFESSIONAL FEES                                               119,794                 32,366             40,137
  PROMOTION AND TRAVEL                                            239,164                 60,954             73,832
  RELATED PARTY
    ADMINISTRATION CHARGES                                         48,814                      -             31,550
                                                            --------------          ------------        ------------
                                                                  737,669                111,797            157,563
                                                            --------------          ------------        ------------
LOSS FROM OPERATIONS                                              940,157                133,445            200,259
EQUITY SHARE IN LOSS OF INVESTEES                                  26,998                      -                  -
                                                            --------------          ------------        ------------
NET LOSS FOR THE PERIOD                                           967,155                133,445            200,259
DEFICIT BEGINNING OF THE PERIOD                                         -                958,710            683,870
RE-ORGANIZATION COSTS                                             125,000                      -                  -
                                                            --------------          ------------        ------------
DEFICIT END OF THE PERIOD                                   $   1,092,155           $  1,092,155        $   884,129
                                                            ==============          ============        ============
BASIC LOSS PER SHARE                                                                $        .01        $       .02
                                                                                    ============        ============
WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                                        12,183,982         11,614,910
                                                                                    ============        ============



                                   UNAUDITED
THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOW

       FOR THE NINE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000
                      AND CUMULATIVE TO FEBRUARY 28, 2001

                          (EXPRESSED IN U.S. DOLLARS)


                                                            CUMULATIVE TO                   NINE MONTHS ENDED
                                                             FEBRUARY 28,           FEBRUARY 28,        FEBRUARY 29
                                                                2001                    2001                2000
                                                            -------------           ------------        -----------

CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
    NET LOSS FOR THE PERIOD                                 $   (967,155)           $  (133,445)        $ (200,259)
    NON-CASH ITEMS
      INVESTMENT CONSIDERATION FOR                               (26,000)                     -            (26,000)
        RECOVERED COSTS
      ISSUE OF SHARES FOR
        SERVICES                                                 237,208                      -                  -
        RESEARCH AGREEMENT                                        45,000                      -                  -
      INTEREST ON CONVERTIBLE                                     16,667                      -                  -
        DEBENTURES
      EQUITY SHARE IN LOSS OF                                     26,998                      -                  -
        INVESTEES
    CHANGE IN NON-CASH OPERATING
      ITEMS
      OTHER RECEIVABLE                                            (1,239)                47,509                  -
      ACCOUNTS PAYABLE                                            33,308                (17,210)            29,182
                                                            -------------           ------------        -----------
                                                                (635,213)              (103,146)          (197,077)
                                                            -------------           ------------        -----------
INVESTING ACTIVITIES
  INVESTMENT IN EQUITY AFFILIATE                                  (1,000)                     -             (1,000)
                                                            -------------           ------------        -----------
FINANCING ACTIVITIES
  OWING TO RELATED PARTIES                                        11,558                (59,868)           (41,656)
  SHARE CAPITAL ISSUED
    FOR CASH                                                     782,642                299,917            150,000
    FOR CONVERSION OF                                             50,000                      -                  -
      DEBENTURES
  SHARE SUBSCRIPTIONS                                                  -               (220,500)                 -
  REORGANIZATION COSTS                                           (94,460)                     -                  -
                                                            -------------           ------------        -----------
                                                                 749,740                 19,549            108,344
                                                            -------------           ------------        -----------
  TRANSLATION ADJUSTMENT                                          (3,156)                (3,156)                 -
                                                            -------------           ------------        -----------
CHANGE IN CASH FOR THE PERIOD                                    110,371                (86,753)           (89,733)
CASH BEGINNING OF THE PERIOD                                           -                197,124            103,513
                                                            -------------           ------------        -----------
CASH END OF THE PERIOD                                      $    110,371            $   110,371         $   13,780
                                                            =============           ============        ===========



                                    UNAUDITED
   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                          PRAXIS PHARMACEUTICALS INC.
                         (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                               FEBRUARY 28, 2001
                          (EXPRESSED IN U.S. DOLLARS)



1.      BASIS OF PRESENTATION

        The interim consolidated financial statements of Praxis Pharmaceuticals Inc. (Praxis) include the accounts of Praxis and its wholly-owned subsidiaries, Praxis Pharmaceuticals Inc., a Nevada corporation and Praxis Pharmaceuticals (International) Pty. Limited., a private company registered in Australia. These financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended May 31, 2000 and included with Praxis' annual report Form 10-K. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the nine-month periods ended February 28, 2001 and February 29, 2000. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.      SHARE CAPITAL

        a.   Authorized

                50,000,000 Common shares with a par value of $.001 per share 10,000,000 Preferred shares with a par value of $.001 per share

        b.      Issued and Paid In Capital                         SHARES      CONSIDERATION
                                                                   ------      -------------
                  Balance at May 31, 2000                        11,822,209    $    862,140

                  Issued during the period
                    For cash subscriptions @ $.40                   612,500         245,000
                    Finders fees                                          -         (24,500)
                    Finders fees settled for shares                  61,250          24,500
                    For exercise of stock options @ $.15            366,110          54,917
                                                                 ----------    -------------

                  Balance February 28, 2001                      12,862,069    $  1,162,057
                                                                 ==========    ============




                                    UNAUDITED

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2001
                           (EXPRESSED IN U.S. DOLLARS)




2.      SHARE CAPITAL (CONTINUED)

        c.     Incentive Stock Options and Warrants

               The exercise price of stock options is not less than the quoted market value of the shares on the date the options were granted or repriced. Accordingly, no stock option compensation has been recognized in the financial statements.

               Outstanding stock options

                    1,132,220 common shares @ $.15 per share to January 9, 2004
                      200,000 common shares @ $.15 per share to January 9, 2006

               Outstanding warrants

                      612,500 common shares @ $.50 per share to April 17, 2001
                              (lapsed without being exercised)

3.      SEGMENTED INFORMATION

        a.     Cash

               The Company maintains its cash balance in U.S., Canadian and Australian currencies. At the period end, the U.S. dollar equivalents were as follows:


                                             February 28,            May 31,
                                                 2001                 2000
                                                 ----                 ----

                  U.S. dollars              $        3,930      $        97,117
                  Australian dollars               105,961               99,995
                  Canadian dollars                     480                   12
                                            --------------      ---------------
                                            $      110,371      $       197,124
                                            ==============      ===============


        b.     Geographic Segments

               The Company's activities are all in the one industry segment of the research and development of pharmaceutical products. The research and development is carried out in Australia.

4.      LICENSE AGREEMENT COMMITMENTS

        The Company entered into a Research, Development and License Agreement in 1999 to grant an exclusive license to make, use and sell pharmaceutical products and processes relating to arthritis and dermal wrinkles. The parties terminated the agreement in 2001. As consideration for efforts made, shares and cash received, the Company is obligated to pay a 30% net revenue royalty from licensed products to a maximum of $250,000 during the first three years of product sales.

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

Effective September 30, 1999, Praxis granted a worldwide, exclusive license to Fairchild International Inc. ("Fairchild"), an affiliate, for all products and processes developed, and to be developed, relating to arthritis and dermal wrinkles, in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby Praxis was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 were to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments had been paid. Under the exclusive license, Praxis was to be paid 35% of net revenue, which is any consideration received by Fairchild from the sale of a licensed product or the granting of a sublicense, after deduction of the following: $250,000 to be paid by Fairchild plus any other development costs, manufacturing and production costs, marketing and selling costs, and expenses incurred by Fairchild in connection with obtaining regulatory approvals.

As of February 28, 2001, the Company terminated its Research, Development and Licence Agreement dated May 11, 1999 with Fairchild. Under the termination agreement, the Company will retain the 2,600,000 Fairchild shares and has agreed to pay Fairchild 30% of the net revenues from sales of the two applications in the field of use up to maximum of $250,000 over the first three years of sales.

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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the nine months ended February 28, 2001 was $133,445 as compared to $200,259 during the comparable nine-month period in 2000. The decrease in the net loss is due primarily to the reduction in the level of the Company's operations. Only $21,648 of project expenses were incurred in the 2001 period, as compared to $42,696 in the 2000 period. There was $135,351 in research advances (offset by $132,193 in recovered costs) during the nine months ended February 28, 2000. Also, administration expenses decreased 19% from $157,563 in 2000 to $111,797 in 2001. Related party administration charges decreased from $31,550 in 2000 to nil in 2001, as did promotion and travel expenses ($73,832 in 2000 as compared to $60,954 in 2001) and professional fees ($40,137 in 2000 as compared to $32,366 in 2001). The decreases in these types of expenditures exceeded the increase in bank charges and exchange ($13,473 in 2001 as compared to $551 in 2000).

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,092,155 at February 28, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through February 28, 2001, the Company has sold stock for cash of $782,642.

At February 28, 2001, the Company's working capital was $66,744, as compared to $123,928 at May 31, 2000. The decrease in working capital was due primarily to the repayment of $59,868 owed to related parties and the use of cash for operations.

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

PLAN OF OPERATION

The Company currently has cash and cash commitments to support its corporate overhead for the near-term. The Company's subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd., is engaging in research and development activities and is being funded by Rothschild Bioscience Managers Limited. Additional funds will be needed to support any research and development activities by the parent company. The Company is seeking a joint venture partner to develop anti-wrinkle compounds. Unless extra capital is raised in the next 12 months there will be no change in the number of employees or rate of research and development. There are no anticipated purchases of plant or equipment or sale of same.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended May 31, 2000, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the pharmaceutical industry; (5) required accounting changes; (6) disputes or claims regarding the Company's intellectual property interests; and (7) other factors over which the Company has little or no control.

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

                  A)       EXHIBITS



    REGULATION                                                                                               CONSECUTIVE
    S-B NUMBER                                               EXHIBIT                                         PAGE NUMBER

        2.1         Stock Exchange Agreement with Micronetics (1)<F1>                                            N/A

        3.1         Articles of Incorporation, as amended and restated (1)<F1>                                   N/A

        3.2         Bylaws (1)<F1>                                                                               N/A

       10.1         Exclusive Licence Agreement dated October 14, 1999 between Anutech Pty Ltd. and              N/A
                    Praxis Pharmaceuticals Australia Pty Ltd. (1)<F1>

       10.2         Licence Agreement dated October 14, 1999 between Anutech Pty Ltd. and Praxis                 N/A
                    Pharmaceuticals Inc. (1)<F1>

       10.3         Shareholders Agreement dated as of October 15, 1999, between Praxis                          N/A
                    Pharmaceuticals Australia Pty Ltd., Praxis Pharmaceuticals Inc., Perpetual
                    Trustees Nominees Limited, and Rothschild Bioscience Managers Limited (1)<F1>

       10.4         1999 Stock Option Plan (1)<F1>                                                               N/A

       10.5         Termination of License and Research & Development Agreement dated February 28,               N/A
                    2001 between Praxis Pharmaceuticals, Inc. and Fairchild International Inc. (2)<F2>

       99.1         Press Release dated March 15, 2001 (2)<F2>                                                   N/A




---------------------------

(1)<F1>  Incorporated by reference to the exhibits filed with the  Registration  Statement on Form 10-SB,  File No.
         0-28627.

(2)<F2>  Incorporated  by reference to the exhibits  filed with the Current  Report on Form 8-K dated  February 28,
         2001, File No. 0-28627.


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

                                        PRAXIS PHARMACEUTICALS, INC.
                                        (Registrant)


Date:   May 22, 2001                    By: /s/ ROBERT SMART
                                           ------------------------------------
                                           Robert Smart, Secretary
                                           (Principal financial officer)