Form 10KSB
period 2001-05-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2001-09-13
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     FOR THE FISCAL YEAR ENDED MAY 31, 2001

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________ to ______________

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


     856 HOMER STREET, SUITE 100, VANCOUVER, BRITISH COLUMBIA V6B 2W5 CANADA
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (604) 669-1040

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes |X|    No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year:  $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,183,827.50 AS OF AUGUST 29, 2001

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,362,069 as of July 15, 2001

Transitional Small Business Disclosure Format (Check one):  Yes  |_|; No |X|


Exhibit index on page 16.                                     Page 1 of 47 pages

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

         Effective September 30, 1999, Praxis granted a worldwide, exclusive license to Fairchild International Inc. ("Fairchild"), an affiliate, for all products and processes developed, and to be developed, relating to arthritis and dermal wrinkles, in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000 initially, but subsequently written down to $1) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby Praxis was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. (This agreement, including "Schedule C", has been filed as Exhibit 10.1 to Praxis' registration statement on Form 10-SB.) A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 were to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments were paid.

         As of February 28, 2001, as a result of Fairchild's uncertain financial condition and lateness in achievement of milestones by Praxis, Fairchild and Praxis agreed to terminate the Research, Development and Licence Agreement. Praxis had received only $162,500 of the funding and Fairchild had expressed doubt about it ability to continue the funding. Under the termination agreement, Praxis retained the 2,600,000 Fairchild shares and has agreed to pay Fairchild 30% of the net revenues from sales of the two applications in the field of use up to a maximum of $250,000 over the first three years of sales.

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

         In June 2001, Praxis entered into an agreement with Clearcoll Pty Ltd. of Annandale, New South Wales, Australia (CAN 076 764 013), to jointly research and develop materials for the treatment of wrinkles by injection or topical delivery of novel compounds resulting from the joint development program. Clearcoll has the right to negotiate a license to market the materials under conditions to be determined after successful product development.

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

         A second wholly owned Australian subsidiary, Praxis Pharmaceuticals International Pty. Ltd. (ACN 092 654 870) ("Praxis-International"), was formed on May 2, 2000.

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

         The Company entered into a Research, Development and Licence Agreement with Fairchild International Corporation, an affiliate, dated as of May 11, 1999, which closed September 30, 1999. At the time, Praxis entered into the agreement, David Stadnyk, an officer, director, and principal shareholder of the Company, owned approximately 16.4% of the outstanding stock of Fairchild and was a promoter of Fairchild. In addition, in March 1999 Fairchild paid Mr. Stadnyk consulting compensation of $25,000, 500,000 shares of Fairchild common stock, and one-year options to purchase 1,000,000 shares of Fairchild common stock. The options expired without having been exercised. See Item 12. Certain Relationships and Related Transactions.

         Under that agreement, Fairchild obtained an exclusive, worldwide license to make, use, and sell products and processes developed by Praxis relating to arthritis and dermal wrinkles in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000 initially, but subsequently written down to $1) and a research engagement for $250,000. A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 were to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments were paid.

         As of February 28, 2001, as a result of Fairchild's uncertain financial condition and lateness in achievement of milestones by Praxis, Fairchild and Praxis agreed to terminate the Research, Development and Licence Agreement. Praxis had received only $162,500 of the funding and Fairchild had expressed doubt about it ability to continue the funding. Under the termination agreement, Praxis retained the 2,600,000 Fairchild shares and has agreed to pay Fairchild 30% of the net revenues from sales of the two applications in the field of use up to a maximum of $250,000 over the first three years of sales.

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

         In June 2001, Praxis-International entered into an agreement with Clearcoll Pty Ltd. of Annandale, New South Wales, Australia (CAN 076 764 013), to jointly research and develop materials for the treatment of wrinkles by injection or topical delivery of novel compounds resulting from the joint development program. Clearcoll has the right to negotiate a license to market the materials under conditions to be determined after successful product development.

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

RESEARCH AND DEVELOPMENT

         During the fiscal years ended May 31, 2001, 2000, and 1999, the Company incurred $nil, $86,604, and $92,456 in research costs, respectively.

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

         o   Formulation studies to provide a stable formulation for human use

         o Full toxicology program in accord with current international guidelines

         o   Preparation of clinical trial material

         This process is expected to cost approximately $1,000,000 to complete and allows commencement of clinical trials. The Company intends to focus its efforts on the following conditions/diseases: psoriasis, surgical adhesions, ocular inflammation, rheumatoid arthritis, and wrinkles. Specific strategic commercial targets are as follows:

         o Psoriasis - Develop optimal dermal formulation and enter early stage clinical trials by third quarter 2002. Following the early stage trials (early Phase II), the Company plans to form a strategic alliance with large pharmaceutical company to advance clinical trials.

         o Surgical adhesions - Develop a data package which will be used to enter into an agreement with an appropriate large pharmaceutical company to receive milestone and royalty payments for further development. Data package is to be completed by the end of 2001 and negotiations with large pharmaceutical companies commenced in third quarter 2001.

         o Ocular inflammation - Develop a data package which will be used to enter into an agreement with an appropriate large ophthalmic specialist pharmaceutical company to receive milestone and royalty payments for further development. The goal is to have such a data package by the end of 2002.

         o Rheumatoid arthritis - Develop optimal oral formulation and enter Phase I clinical trials by second quarter 2002. Following the early stage trials (early Phase II), the Company plans to form a strategic alliance with a large pharmaceutical company to advance clinical trials.

         o Wrinkles - A dermal product is to be finalized by the end of 2001 and initial trials will begin in first quarter 2002. An agreement has been entered into with a cosmetic development and marketing company that will be responsible for production and sales of the product in late 2002.

         o Acne - Clinical trials of a potential acne treatment developed internally by Praxis commenced in March 2000. A patent filing was completed and a suitable alliance partner is being sought for further development and marketing.

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

EMPLOYEES

         As of May 31, 2001, the Company had 3 full-time employees, 1 of which was an officer of the Company, Dr. William Cowden.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Praxis' common stock has been traded on the OTC Bulletin Board under the symbol "PRXX" since November 21, 2000. It was traded over-the-counter from July 23, 1998 to March 8, 2000 on the OTC Bulletin Board, and on the "Pink Sheets" from March 9, 2000 to November 21, 2000. The following table sets forth the range of high and low bid quotations for each fiscal quarter since the stock began trading. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                              BID PRICES
2000 FISCAL YEAR                   HIGH                         LOW

Quarter ending 08/31/99           $1.84                        $0.39
Quarter ending 11/30/99           $1.10                        $0.38
Quarter ending 02/29/00           $1.00                        $0.30
Quarter ending 05/31/00           $1.25                        $0.32
2001 FISCAL YEAR
Quarter ending 08/31/00           $0.50                        $0.26
Quarter ending 11/30/00           $0.36                        $0.18
Quarter ending 02/28/01           $0.52                        $0.13
Quarter ending 05/31/01           $0.20                        $0.10

         On August 29, 2001, the closing bid price for the common stock was $0.11. The number of record holders of the common stock as of July 15, 2001, was 318 according to the Company's transfer agent. Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available therefor.


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

RESULTS OF OPERATIONS

         YEAR ENDED MAY 31, 2001 COMPARED TO YEAR ENDED MAY 31, 2000. The Company continues to incur losses from operations. The Company incurred a net loss of $185,064 for the year ended May 31, 2001, as compared to a loss of $230,173 for the prior fiscal year. The decrease in the net loss is due primarily to a decreased level of activity. Project expenses (net of recovered costs) were $25,078 for the 2001 fiscal year, as compared to $152,142 for the prior year.

         Administration expenses decreased by almost 25%, from $212,627 to $159,986. The following expenses decreased: consulting by $16,500, office and secretarial by $4,601, professional fees by $8,680, promotion and travel by $10,310, and related party administration by $30,321. These decreases were offset by an increase in bank charges and exchange costs of $17,771.

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

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. For years ended May 31, 2001 and 2000, the Company issued common stock for cash of $299,917 and $180,000, respectively. Through May 31, 1999, the Company issued common stock for cash of $302,725 and services of $237,208, and sold $50,000 of convertible debentures.

         At May 31, 2001, the Company's working capital was $18,281, as compared to $123,928 at May 31, 2000 and a deficiency of $16,397 at May 31, 1999. Of $84,043 in current liabilities at May 31, 2001, $11,558 was owed to related parties, as compared to $71,426 owed to related parties at May 31, 2000.

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

         The report of the Company's independent auditors on the financial statements for the year ended May 31, 2001, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. Praxis has suffered losses from operations, requires additional financing, and needs to continue the development of its products. Ultimately the Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to develop a commercially viable product. Even if the Company were able to develop a commercially viable product, there is no assurance that it would be able to attain profitable operations.

PLAN OF OPERATION

         The Company currently has cash and cash commitments to support the pre-clinical research program into anti-inflammatory drugs, anti-adhesion drugs, and anti-wrinkle compounds for at least the next 15 months. Additional funds will be needed to support any further operations at that time. In order to increase the value of the intellectual property to enhance the value of the Company, further funding will be required in the next 12 months to increase the size of the research and development operations and to conduct clinical trials. Pre-clinical research and development can be accomplished without an injection of capital in the next 12 months. Sale of Fairchild common stock may provide additional proceeds to fund operational costs. Unless extra capital is raised in the next 12 months there will be no change in the number of employees or rate of research and development. It is the intention of management to seek an alliance with a larger pharmaceutical company to provide continued support for the development of the anti-adhesion drugs and device technology. There are no anticipated purchases of plant or equipment or sale of same.

         If Clearcoll can obtain the capital necessary to fund the costs for manufacturing, production, marketing, selling, and obtaining regulatory approvals, it is possible that sales of products for wrinkles could commence in one to two years. Praxis would obtain revenues from the sale of such products. This differs from prescription drugs or devices, for which Praxis does not expect to be able to realize revenues from the sale to consumers within the next five years due to extended testing and regulatory review. The regulatory requirements are much less stringent for cosmetic products than for prescription drugs.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                                                        PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The officers and directors of the Company are as follows:

NAME                               AGE      POSITION
Dr. Brett Charlton                 45       President, Medical Director, and director

Dr. William B. Cowden              46       Vice President, Scientific Director, and director

Robert Smart                       50       Secretary and director


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

         ROBERT SMART, Secretary and a director of the Company since October 20, 2000, has over 20 years of senior management experience in various industry sectors. He has been the corporate secretary, chief financial officer, and a director of A.C. Global Capital Corp., a British Columbia corporation, since its inception. A.C. Global Capital Corp. is a capital pool company located in Vancouver, British Columbia, which is traded on the Canadian Venture Exchange (CDNX: ACG). Since August 1999, he has also been a director of CityXpress.com, Corp., a publicly-held Florida corporation based in Vancouver, British Columbia, that supplies special sections to newspapers. (OTCBB: CYXP). He has also been a partner in the consulting firm of Radford & Smart since February 1999. From June 1998 to February 1999, he served as executive vice president and a director of Bargain Castle International Discount Centres, Ltd., a wholesale and retail products liquidator. From December 1997 to June 1998, Mr. Smart served as president of Webcastsystems, Inc., a software developer. From October 1996 to December 1997, he served as president of Action View Advertising Ltd., an outdoor advertising media company. From October 1994 to October 1996, Mr. Smart served as vice president corporate development of Imperial Ginseng Products Ltd., a grower and distributor of ginseng and ginseng products. Mr. Smart is a graduate of the University of Western Ontario in London, Ontario, Canada, receiving his MBA degree in 1976 and his BA degree in mathematics in 1974.

         No other directorships are held by each director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

         Drs. Charlton and Cowden and Mr. Smart may be deemed to be "promoters" and "control persons" of the Company, as that term in defined in the Securities Act of 1933. There are no other control persons.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended May 31, 2001, Mr. Smart failed to file his report on Form 3 (Initial Statement of Beneficial Ownership of Securities) on a timely basis. There were no other known failures to file a report required by
Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION.

         The Company is not presently paying any executive compensation except for consulting fees to Drs. Charlton and Cowden. See Item 12. Certain Relationships and Related Transactions. It has no long-term incentive plans. The Company does not pay directors for their services as such nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

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

         Options have been granted under this plan as follows:

         Granted........................................ 1,698,330
         Exercised......................................         0
         Cancelled/expired..............................         0
                                                         ---------
         Balance, May 31, 2000. ........................ 1,698,330
                                                         ---------
         Granted........................................ 1,150,000
         Exercised......................................  (366,110)
         Cancelled/expired/relinquished.................  (350,000)
                                                         ---------
         Balance, May 31, 2001.......................... 2,132,220
                                                         =========


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Company's common stock, as of July 15, 2001. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.

            NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED             PERCENT OF CLASS (1)<F1>

Dr. Brett Charlton                                        1,666,110 (2)<F2>(3)<F3>                11.96%
24/1-9 Totterdell Street
Belconnen, 2617 Australia

Dr. William Cowden                                          1,566,110 (3)<F3>                     11.24%
56 Urambi Village
Darlington, NSW 2008 Australia

Neysa Investments Pty. Ltd.                                    800,000                             5.99%
24/1-0 Totterdell Street
Belconnen, 2617 Australia

David Stadnyk                                                800,000 (4)<F4>                       5.86%
430 - 744 Hastings Street
Vancouver, BC V6C 1A5 Canada

Robert Smart                                                 200,000 (5)<F5>                       1.47%
100 - 856 Homer Street
Vancouver, BC V6B 2W5 Canada

Officers and directors as a group (3 persons)               3,432,220 (6)<F6>                     23.36%
------------

(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from July 15, 2001, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 13,362,069 shares outstanding.

(2)<F2> Includes 800,000 shares held in the name of Neysa Investment Ltd., a company owned and controlled by Dr. Charlton.

(3)<F3>  Includes  566,110 shares  issuable upon exercise of stock options.  See
         Item 10. Executive Compensation.

(4)<F4>  Includes 300,000 shares issuable upon the exercise of stock options.

(5)<F5>  Includes  200,000 shares  issuable upon exercise of stock options.  See
         Item 10. Executive Compensation.




(6)<F6>  Includes 1,332,220 shares issuable upon exercise of stock options.  See
         Item 10. Executive Compensation.

CHANGES IN CONTROL

         We are not aware of any arrangements that may result in a change in control of Praxis.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ALEXANDER COX & CO. Alexander Cox & Co., a company owned and controlled by David Stadnyk, has advanced sums to the Company from time to time for working capital needs. At May 31, 1999, 2000, and 2001, $113,082, $71,426, and $11,558,
respectively, were owed to Alexander Cox & Co. Cumulative amounts owed to Alexander Cox & Co. from the Company's inception to May 31, 2001, totaling
$143,696, have been for the following: administration and office charges ($48,814) and expenses paid on behalf of the Company, such as research and development ($34,234); reorganization costs ($57,500); and professional fees ($3,148). As of May 31, 2001, the Company had repaid $132,138, leaving $11,558 owing at that date. Interest does not accrue and there is no date established for repayment. In addition, the Company formerly shared office facilities with Alexander Cox & Co. and was charged for its proportional share of rent and administrative services. During the years ended May 31, 1999 and 2000, $14,874 and $30,321, respectively, were paid for rent and services.

         FAIRCHILD INTERNATIONAL INC. The Company entered into a Research, Development and Licence Agreement with Fairchild International Inc. ("Fairchild"), an affiliate, dated as of May 11, 1999, which closed September 30, 1999. Under that agreement, Fairchild obtained an exclusive, worldwide license to make, use, and sell products and processes developed by Praxis relating to arthritis and dermal wrinkles in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000 initially, but subsequently written down to $1) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby Praxis was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. (This agreement, including "Schedule C", has been filed as Exhibit 10.1 to Praxis' registration statement on Form 10-SB.) A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 were to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments were paid.

         As of February 28, 2001, as a result of Fairchild's uncertain financial condition and lateness in achievement of milestones by Praxis, Fairchild and Praxis agreed to terminate the Research, Development and Licence Agreement. Praxis had received only $162,500 of the funding and Fairchild had expressed doubt about its ability to continue the funding. Under the termination agreement, Praxis retained the 2,600,000 Fairchild shares and has agreed to pay Fairchild 30% of the net revenues from sales of the two applications in the field of use up to a maximum of $250,000 over the first three years of sales.

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

         Drs. Charlton and Cowden negotiated the terms of the license agreement on behalf of the Company and Byron Cox, the President of Fairchild, negotiated on behalf of Fairchild. Since Fairchild's common stock was not widely traded, the amount of Fairchild shares sought by the Company was not determined by a dollar value assigned to the stock. Also, the license was difficult to value. Instead, the Company sought to have a significant financial stake in Fairchild, based on the premise that if the Company's research and development efforts proved to be successful, the Company should benefit through the receipt of royalty payments and through an ownership interest in Fairchild.

         PAYMENTS TO OTHER RELATED PARTIES. During the years ended May 31, 1999, 2000, and 2001, $14,869, $50,463, and $nil, respectively, were paid to Dr. William Cowden for consulting fees for services rendered in connection with the scientific conduct of research and development. During the years ended May 31, 2000 and 2001, the following were also paid by the Company for services rendered in connection with the scientific conduct of research and development: Dr. Brett Charlton (an officer and director) - $7,331 and $nil; Neysa Investments Pty. Ltd. (a company owned and controlled by Dr. Charlton) - $9,430 and $9,723; and Sciworks (a company of which Dr. Cowden is a director) - $14,104 and $10,510.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER

       2.1          Stock Exchange Agreement with Micronetics, Inc. (1)<F1>                              N/A

       3.1          Articles of Incorporation, as amended and restated (1)<F1>                           N/A

       3.2          Bylaws (1)                                                                           N/A

       10.1         Research,  Development  and  Licence  Agreement  dated May 11,  1999  between        N/A
                    Praxis Pharmaceuticals, Inc. and Fairchild International Inc. (1)<F1>(2)<F2>

       10.2         Exclusive  Licence  Agreement dated October 14, 1999 between Anutech Pty Ltd.        N/A
                    and Praxis Pharmaceuticals Australia Pty Ltd. (1)<F1>

       10.3         Licence  Agreement dated October 14, 1999 between Anutech Pty Ltd. and Praxis        N/A
                    Pharmaceuticals Inc (1)<F1>

       10.4         Shareholders   Agreement  dated  as  of  October  15,  1999,  between  Praxis        N/A
                    Pharmaceuticals  Australia Pty Ltd., Praxis  Pharmaceuticals  Inc., Perpetual
                    Trustees Nominees Limited, and Rothschild Bioscience Managers Limited (1)<F1>

       10.5         1999 Stock Option Plan (1)<F1>                                                       N/A

       10.6         Termination of License and Research & Development Agreement dated February           N/A
                    28, 2001 between Praxis Pharmaceuticals, Inc. and Fairchild International
                    Inc. (3)<F3>

       10.7         Agreement dated June 6, 2001 between Clearcoll Pty Ltd and Praxis
                    Pharmaceuticals International Pty Ltd                                                30

        21          Subsidiaries of the registrant (1)<F1>                                               N/A
---------------

(1)<F1>  Filed previously

(2)<F2> Although a "Schedule B" was referenced in this document, it was never made a part of the document and therefore has not been filed.

(3)<F3> Incorporated by reference to the exhibit filed to the registrant's current report on Form 8-K dated February 28, 2001.

         A report on Form 8-K, dated February 28, 2001, was filed on March 16, 2001, reporting under Item 5 the termination of the license agreement with Fairchild International Corporation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        PRAXIS PHARMACEUTICALS, INC.



Date:  September 10, 2001               By: /s/ BRETT CHARLTON
                                           -------------------------------------
                                           Dr. Brett Charlton, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                              DATE
                                                  President, Medical Director and
/s/ BRETT CHARLTON                                director (Principal Executive Officer)      September 10, 2001
--------------------------------------------
Dr. Brett Charlton

                                                  Vice President, Scientific Director
/s/ WILLIAM B. COWDEN                             and director                                September 10, 2001
--------------------------------------------
Dr. William B. Cowden

                                                  Secretary and director (Principal
/s/ ROBERT SMART                                  Financial and Accounting Officer)           September 13, 2001
--------------------------------------------
Robert Smart


                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001


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
   VANCOUVER, B.C., CANADA V6C 1C8         EMAIL:         EMAIL@STEELE-CO.CA










                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF
PRAXIS PHARMACEUTICALS INC.



WE HAVE AUDITED THE ACCOMPANYING CONSOLIDATED BALANCE SHEETS OF PRAXIS PHARMACEUTICALS INC. (A DEVELOPMENT STAGE COMPANY) AS OF MAY 31, 2001 AND 2000 AND THE RELATED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT, CHANGES IN STOCKHOLDERS' EQUITY AND CASH FLOWS FOR THE PERIODS ENDED MAY 31, 2001, 2000 AND 1999 AND CUMULATIVE TO MAY 31, 2001. THESE FINANCIAL STATEMENTS ARE THE RESPONSIBILITY OF THE COMPANY'S MANAGEMENT. OUR RESPONSIBILITY IS TO EXPRESS AN OPINION ON THESE FINANCIAL STATEMENTS BASED ON OUR AUDIT.

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

IN OUR OPINION, THE CONSOLIDATED FINANCIAL STATEMENTS REFERRED TO ABOVE PRESENT FAIRLY, IN ALL MATERIAL RESPECTS, THE FINANCIAL POSITION OF PRAXIS PHARMACEUTICALS INC. AS OF MAY 31, 2001 AND 2000 AND THE RESULTS OF ITS OPERATIONS AND ITS CASH FLOWS FOR EACH OF THE YEARS IN THE THREE YEAR PERIOD ENDED MAY 31, 2001 AND CUMULATIVE TO MAY 31, 2001, IN CONFORMITY WITH U.S. GENERALLY ACCEPTED ACCOUNTING PRINCIPLES.

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


                                                          /s/ STEELE & CO.

VANCOUVER, CANADA
JULY 30, 2001                                             CHARTERED ACCOUNTANTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                              MAY 31, 2001 AND 2000
                           (EXPRESSED IN U.S. DOLLARS)


                                                                  2001            2000
                                                              ------------     ----------
ASSETS

       CURRENT
         CASH (NOTE 7)                                        $   100,779      $ 197,124
         OTHER RECEIVABLE                                           1,545         48,748
                                                              ------------     ----------

                                                                  102,324        245,872
       INVESTMENTS (NOTE 3)                                             2              2
                                                              ------------     ----------

                                                              $   102,326      $ 245,874
                                                              ============     ==========

LIABILITIES

       CURRENT
         ACCOUNTS PAYABLE                                     $    72,485      $  50,518
         OWING TO RELATED PARTIES (NOTE 4)                         11,558         71,426
                                                              ------------     ----------

                                                                   84,043        121,944
                                                              ------------     ----------
STOCKHOLDERS' EQUITY

       SHARE CAPITAL (NOTE 5)
         AUTHORIZED
             10,000,000 PREFERRED SHARES WITH A PAR VALUE
                         OF $.001 PER SHARE
             50,000,000 COMMON SHARES WITH A PAR VALUE
                         OF $.001 PER SHARE
         ISSUED AND PAID IN CAPITAL
             12,862,069 COMMON SHARES
              (2000 - 11,822,209 COMMON SHARES)                 1,162,057        862,140
       SHARE SUBSCRIPTIONS                                              -        220,500
       DEFICIT ACCUMULATED DURING
        THE DEVELOPMENT STAGE                                  (1,143,774)      (958,710)
                                                              ------------     ----------
TOTAL STOCKHOLDERS' EQUITY                                         18,283        123,930

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   102,326      $ 245,874
                                                              ============     ==========

APPROVED BY THE DIRECTORS

----------------------------------------------

----------------------------------------------
   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999
                           (EXPRESSED IN U.S. DOLLARS)


                                   CUMULATIVE
                                       TO
                                     MAY 31,                     YEARS ENDED MAY 31,
                                      2001               2001             2000           1999
                                  ------------       --------------------------------------------

PROJECT EXPENSES
       RESEARCH AGREEMENT
       AMENDMENT                  $    45,000                  -                -         45,000
       RESEARCH ADVANCES              229,076                  -           86,604         92,456
       PATENT COSTS                     7,665              4,845                -              -
       RECOVERED COSTS
         CASH                        (135,594)                 -         (135,594)             -
         INVESTMENT
          CONSIDERATION               (26,000)                 -          (26,000)             -
       RELATED PARTY
        CONSULTING FEES                85,771             20,233           65,538              -
                                  ------------       ------------     ------------   ------------
                                      205,918             25,078           (9,452)       137,456
                                  ------------       ------------     ------------   ------------

ADMINISTRATION EXPENSES
       BANK CHARGES AND
       EXCHANGE                        22,031             18,676              905          2,450
       CONSULTING                     257,858                  -           16,500        241,358
       FINDERS FEES                     7,500                  -                -          7,500
       INTEREST ON CONVERTIBLE
        DEBENTURES                     16,667                  -                -         16,667
       OFFICE AND SECRETARIAL          32,782              6,742           11,343         11,005
       PROFESSIONAL FEES              133,690             46,262           54,942         24,337
       PROMOTION AND TRAVEL           266,516             88,306           98,616         79,594
       RELATED PARTY
        ADMINISTRATION                 48,814                  -           30,321         14,874
                                  ------------       ------------     ------------   ------------

                                      785,858            159,986          212,627        397,785
                                  ------------       ------------     ------------   ------------

LOSS FROM OPERATIONS                  991,776            185,064          203,175        535,241
EQUITY SHARE IN LOSS OF
 INVESTEES (NOTE 2)                    26,998                  -           26,998              -
                                  ------------       ------------     ------------   ------------
NET LOSS FOR THE PERIOD             1,018,774            185,064          230,173        535,241
DEFICIT BEGINNING OF THE
 PERIOD                                     -            958,710          728,537        193,296
REORGANIZATION COSTS                  125,000                  -                -              -
                                  ------------       ------------     ------------   ------------

DEFICIT END OF THE PERIOD         $ 1,143,774        $ 1,143,774      $   958,710    $   728,537
                                  ============       ============     ============   ============

BASIC LOSS PER SHARE                                 $       .01      $       .02    $       .07
                                                     ============     ============   ============

WEIGHTED AVERAGE NUMBER
 OF COMMON SHARES
 OUTSTANDING                                          12,587,486       11,555,542      7,158,594
                                                     ============     ============   ============


   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999

                           (EXPRESSED IN U.S. DOLLARS)

                                                                                                                         TOTAL
                                              COMMON SHARES            CAPITAL IN        SHARE                           STOCK-
                                                                        EXCESS OF       SUBSCRIP-                        HOLDERS
                                          SHARES          AMOUNT        PAR VALUE         TIONS         DEFICIT          EQUITY
                                      -------------     ---------     ------------     ----------     ------------     ----------
Stockholders' equity
 (deficiency) at May 31, 1998                    -      $      -                -      $  74,000      $  (193,296)     $(119,296)

Common shares
  Issued for cash
    @ $.001 per share                    5,000,000         5,000                -         (5,000)               -              -
    @ $.05 per share                       800,000           800           39,200              -                -         40,000
    @ $.12 per share                       833,333           833           99,167              -                -        100,000
    @ $.20 per share                       250,000           250           49,750              -                -         50,000
    @ $.50 per share                       215,450           215          107,510        (69,000)               -         38,725

  Issued for services
    @ $.05 per share                     1,400,000         1,400           68,600              -                -         70,000
    @ $.10 per share                       383,000           383           37,617              -                -         38,000
    @ $.25 per share                       516,832           517          128,691              -                -        129,208

  Issued for conversion of
   debentures
    @ $.03 per share                       325,926           326           10,674              -                -         11,000
    @ $.11 per share                       124,444           124           13,876              -                -         14,000
    @ $.14 per share                       106,667           107           14,893              -                -         15,000
    @ $.16 per share                        60,952            61            9,939              -                -         10,000

  Additional paid in capital                     -             -           16,667              -                -         16,667

  Issued for reorganization
   costs @ $.10 per share                  305,403           305           30,235              -                -         30,540

  Issued for research
   agreement amendment                     300,000           300           44,700              -                -         45,000

  Acquired on reorganization
   acquisition                             100,202           100             (100)             -                -              -

Share subscriptions                              -             -                -         30,000                -         30,000

Net loss for the year                            -             -                -              -         (535,241)      (535,241)
                                      -------------     ---------     ------------     ----------     ------------     ----------
Stockholders' equity
(deficiency) at May 31, 1999            10,722,209      $ 10,721      $   671,419      $  30,000      $  (728,537)     $ (16,397)
                                      =============     =========     ============     ==========     ============     ==========



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (CONTINUED)

                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999

                           (EXPRESSED IN U.S. DOLLARS)



                                                                                                                         TOTAL
                                              COMMON SHARES            CAPITAL IN        SHARE                           STOCK-
                                                                        EXCESS OF       SUBSCRIP-                        HOLDERS
                                          SHARES          AMOUNT        PAR VALUE         TIONS         DEFICIT          EQUITY
                                      -------------     ---------     ------------     ----------     ------------     ----------
Stockholders' equity
(deficiency) at May 31, 1999            10,722,209      $ 10,721      $   671,419      $  30,000      $  (728,537)     $ (16,397)

Common shares
 Issued for cash
    @ $.05 per share                       600,000           600           29,400        (30,000)               -              -
    @ $.20 per share                       250,000           250           49,750              -                -         50,000
    @ $.40 per share                       250,000           250           99,750              -                -        100,000

Share subscriptions                              -             -                -        220,500                -        220,500

Net loss for the year                            -             -                -              -         (230,173)      (230,173)
                                      -------------     ---------     ------------     ----------     ------------     ----------
Stockholders' equity
(deficiency) at May 31, 2000            11,822,209        11,821          850,319        220,500          958,710)       123,930

Common shares
 Issued for cash
    @ $.40 per share                       612,500           612          244,388       (220,500)               -         24,500)
    @ $.15 per share                       366,110           366           54,551              -                -         54,917

    Finders Fee                                  -             -          (24,500)             -                -        (24,500)

 Issued for finders fee                     61,250            61           24,439              -                -         24,500

Net loss for the year                            -             -                -              -         (185,064)      (185,064)

                                      -------------     ---------     ------------     ----------     ------------     ----------
Stockholders' equity
(deficiency) at May 31, 2001            12,862,069      $ 12,860      $ 1,149,197      $       -      $(1,143,774)     $  18,283
                                      =============     =========     ============     ==========     ============     ==========









   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED MAY 31, 2001, 2000 AND 1999

                           (EXPRESSED IN U.S. DOLLARS)


                                   CUMULATIVE
                                       TO
                                     MAY 31,                     YEARS ENDED MAY 31,
                                      2001               2001             2000           1999
                                  ------------       --------------------------------------------

CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
    NET LOSS FOR THE
     PERIOD                       $(1,018,774)       $  (185,064)     $  (230,173)   $  (535,241)
    NON-CASH ITEMS
      INVESTMENT
       CONSIDERATION FOR
        RECOVERED COSTS               (26,000)                 -          (26,000)             -
      ISSUE OF SHARES FOR
        SERVICES                      237,208                  -                -        237,208
        RESEARCH AGREEMENT             45,000                  -                -         45,000
      INTEREST ON
       CONVERTIBLE
       DEBENTURES                      16,667                  -                -         16,667
      EQUITY SHARE IN LOSS
      OF INVESTEES                     26,998                  -           26,998              -
    CHANGE IN NON-CASH
     OPERATING ITEM
      OTHER RECEIVABLE                 (1,545)            47,203          (48,748)             -
      ACCOUNTS PAYABLE                 72,485             21,967           43,690          6,828
                                  ------------       ------------     ------------   ------------
                                     (647,961)          (115,894)        (234,233)      (229,538)
                                  ------------       ------------     ------------   ------------

  INVESTING ACTIVITIES
    INVESTMENT IN EQUITY
     AFFILIATE                         (1,000)                 -           (1,000)             -
                                  ------------       ------------     ------------   ------------

  FINANCING ACTIVITIES
    OWING TO RELATED PARTIES           11,558            (59,868)         (41,656)        70,531
    SHARE CAPITAL ISSUED
      FOR CASH                        782,642            299,917          180,000        302,725
      FOR CONVERSION OF
       DEBENTURES                      50,000                  -                -         50,000
    SHARE SUBSCRIPTIONS                     -            220,500          190,500        (44,000)
    REORGANIZATION COSTS              (94,460)                 -                -        (69,460)
                                  ------------       ------------     ------------   ------------
                                      749,740             19,549          328,844        309,796
                                  ------------       ------------     ------------   ------------

CHANGE IN CASH FOR
 THE PERIOD                           100,779            (96,345)          93,611         80,258
CASH BEGINNING OF
 THE PERIOD                                 -            197,124          103,513         23,255
                                  ------------       ------------     ------------   ------------

CASH END OF THE PERIOD            $   100,779        $   100,779      $   197,124    $   103,513
                                  ============       ============     ============   ============

   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)



1.   ACCOUNTING POLICIES

     a.  Investments and Basis of Presentation

         i. These consolidated financial statements include the accounts of the company and its wholly- owned subsidiaries, Praxis Pharmaceuticals International Pty. Ltd., a private company registered in Australia and Praxis Pharmaceuticals Inc. (a Nevada corporation).

         ii. The Company accounts for its investment in Praxis Pharmaceuticals Australia Pty. Limited, a private company, and Fairchild International Corporation, a listed company, using the equity method of accounting. Effective June 1, 2000, the Company discontinued consolidation of these investee companies. The investee companies are currently in the development stage and the equity in these companies is represented by unexpended funds committed for research and development. The net assets of the investees are unlikely to accrue to the Company during the development stage. Accordingly, management is of the opinion that additional recognition is not required or meaningful in the accounts for the Company's equity share of earnings, losses or change in share capital until the investees advance past the development stage.

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

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)



1.   ACCOUNTING POLICIES (CONTINUED)

     e.  Income Taxes

         The Company accounts for income taxes whereby the cost (benefit) of current and future income taxes is recognized as income tax expense in the determination of results of operations for the period. Future income tax liabilities (assets) are the amount of income taxes arising from taxable temporary differences between the tax basis of an asset or liability and its carrying amount in the balance sheet. Income tax liabilities and assets are recognized when they are more likely than not to be realized and are measured using the income tax rates and laws that are expected to apply at the time of settlement or realization.

     f.  Incentive Stock Options

         The Company grants to its directors and consultants incentive stock options to acquire a fixed number of shares in the Company, subject to regulatory guidelines. The options are exercisable upon issue and have fixed exercise prices and expiry dates. Compensation expense is not recognized unless the exercise price of an option is less than the quoted market value of the stock on the grant date. Any consideration received on the exercise of options is credited to share capital.

2.   GOING CONCERN CONSIDERATIONS

     As at May 31, 2001, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company suffered losses from operations of $185,064, $230,173 and $535,241 for the years ended May 31, 2001, 2000 and 1999.

3.   INVESTMENTS AND RESEARCH AND DEVELOPMENT

     a.  Praxis Pharmaceuticals Australia Pty. Limited - $1

         The Company's investment in 1,400,000 ordinary shares has been adjusted
         to  reflect   losses   sustained  by  the  investee  and  represents  a
         potentially diluted interest of 35%.

         The Company's ownership interest is subject to a shareholders' agreement dated October 15, 1999 which prescribes the terms whereby research funding by the preferred shareholder and employee equity participation will reduce the Company's ownership interest to 35%. The Company expenses its share of research and development funding when advanced.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)



3.   INVESTMENTS AND RESEARCH AND DEVELOPMENT (CONTINUED)

     b.  Fairchild International Corp. - $1

         The Company's investment in 2,600,000 common shares has been adjusted to reflect losses sustained by the investee and represents an interest of 20%. The Company licensed certain rights to Fairchild International Corp., a listed company with common shareholders and, as consideration, received 2,600,000 common shares and a commitment for the reimbursement of research and development funding.

         The parties terminated the agreement in 2001. As consideration for efforts made, shares and cash received, the Company is obligated to pay a 30% net revenue royalty from licensed production to a maximum of $250,000 during the first three years of product sale.

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


                                    CUMULATIVE
                                       TO
                                     MAY 31,                     YEARS ENDED MAY 31,
                                      2001               2001             2000           1999
                                    ----------         ------------------------------------------
Administration and
 office charges                     $  48,814          $      -          $ 30,321        $14,874
Payments on behalf of
  Reorganization costs                 57,500                 -                 -         57,500
  Professional fees                     3,148                 -                 -              -
  Research and development
  advances                             34,234                 -                 -              -
  Cash repayments                    (132,138)          (59,868)          (71,977)        (1,843)
                                    ----------         ---------         ---------       --------
                                    $  11,558          $(59,868)         $(41,656)       $70,531
                                    ==========         =========         =========       ========

5.   SHARE CAPITAL

     a.  Authorized

             50,000,000 Common shares with a par value of $.001 per share 10,000,000 Preferred shares with a par value of $.001 per share

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)



5.   SHARE CAPITAL (CONTINUED)

     b.  Common Shares Issued                                                       SHARES           CONSIDERATION
                                                                                    ------           -------------

              Shares of Praxis Pharmaceuticals Inc. (a Nevada
              corporation) issued for cash and exchanged for shares of
              Micronetics, Inc.                                                     5,000,000      $    5,000
              Outstanding shares of  Micronetics, Inc. at date of
              acquisition with a nominal value                                        100,202               -
              For reorganization costs                                                305,403          30,540
                                                                                   ----------      ----------

              Balance at completion of business re-organization                     5,405,605          35,540
              For cash                                                              1,298,783         297,725
              For services                                                          3,099,832         237,208
              For debenture conversion                                                617,989          50,000
              Additional paid in capital                                                    -          16,667
              For research agreement amendment                                        300,000          45,000
                                                                                   ----------      ----------

              Balance at May 31, 1999                                              10,722,209         682,140
              For cash                                                              1,100,000         180,000
                                                                                   ----------      ----------

              Balance at May 31, 2000                                              11,822,209         862,140

              For cash                                                                978,610         299,917
              For finders fees                                                         61,250               -
                                                                                   ----------      ----------

              Balance at May 31, 2001                                              12,862,069      $1,162,057
                                                                                   ==========      ==========


     c.  Incentive Stock Options


        OUTSTANDING                   ISSUED                              OUTSTANDING
        MAY 31, 2000                 (LAPSED)          EXERCISED         MAY 31,  2001
        ------------                 --------          ---------         -------------

           1,698,330               (1,698,330)                -                    -     $.14 to December 9, 2004
                   -                1,698,330          (366,110)           1,332,220     $.15 to January 9, 2006
                   -                  800,000                 -              800,000     $.10 to May 24, 2006
           ---------               ----------          ---------           ---------     (500,000 subsequently
                                                                                         exercised)
           1,698,330                  800,000          (366,110)           2,132,220
           =========               ===========         =========           =========

6.   INCOME TAXES

     The Company has incurred operating losses in multiple tax jurisdictions which are available to reduce future years' taxable income. No future benefits have been recognized in the accounts.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)



7.   SEGMENTED INFORMATION

     a.  Cash

         The Company maintains its cash balance in U.S. and other currencies. At the year end, the U.S. dollar equivalents were as follows.

                                         2001        2000
                                         ----        ----
              U.S. dollars             $  1,420    $ 97,117
              Australian dollars         99,359      99,995
              Canadian dollars                -          12
                                       --------    --------

                                       $100,779    $197,124
                                       ========    ========

     b.  Geographic Segments

         The Company's activities are all in the one industry segment of the research and development of pharmaceutical products. The research and development is carried out in Australia.