Form 10QSB
period 2001-08-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2001-10-23
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended: August 31, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT
     For the transition period from _____________________ to __________________


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


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
            13,362,069 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                AUGUST 31, 2001


     Transitional Small Business Disclosure Format (check one); Yes [ ]  No [X]

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2001

                           (EXPRESSED IN U.S. DOLLARS)





                                    UNAUDITED

STEELE & CO.*
CHARTERED ACCOUNTANTS
*Representing incorporated professionals


                     SUITE 808        TELEPHONE:     (604) 687-8808
      808 WEST HASTINGS STREET        TELEFAX:       (604) 687-2702
VANCOUVER, B.C., CANADA V6C 1C8       EMAIL:         EMAIL@STEELE-CO.CA




                         INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS OF
PRAXIS PHARMACEUTICALS, INC.
 (A DEVELOPMENT STAGE COMPANY)



We have reviewed the accompanying consolidated balance sheet of Praxis Pharmaceuticals, Inc. (a development stage company) as of August 31, 2001 and the related interim consolidated statements of operations and deficit and cash flow for the three months ended August 31, 2001 and 2000 and cumulative to August 31, 2001. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Praxis Pharmaceuticals, Inc. as of May 31, 2001 and the related consolidated statements of operations and deficit and cash flow for the year then ended (not presented herein); and in our report dated July 30, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2001 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.



/s/Steele & Co.


Vancouver, Canada
October 7, 2001                                            CHARTERED ACCOUNTANTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                        AUGUST 31, 2001 AND MAY 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)


                                                             AUGUST 31,         MAY 31,
                                                                2001             2001
                                                                ----             ----
ASSETS
  CURRENT
    CASH (NOTE 3)                                           $    96,276      $   100,779
    OTHER RECEIVABLE                                             42,000            1,545
                                                            ------------     ------------
                                                                138,276          102,324
  INVESTMENTS                                                         2                2
                                                            ------------     ------------
                                                            $   138,278      $   102,326
                                                            ============     ============
LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                        $    63,481      $    72,485
    OWING TO RELATED PARTIES                                      2,674           11,558
                                                            ------------     ------------
                                                                 66,155           84,043
                                                            ------------     ------------

STOCKHOLDERS' EQUITY

  SHARE CAPITAL (NOTE 2)

    AUTHORIZED
          50,000,000 COMMON SHARES WITH A PAR VALUE
                     OF $.001 PER SHARE

          10,000,000 PREFERRED SHARES WITH A PAR
                     VALUE OF $.001 PER SHARE

    ISSUED AND PAID IN CAPITAL
          13,362,069 COMMON SHARES
         (12,862,069 COMMON SHARES - MAY 2001)                1,212,057        1,162,057

  SHARE SUBSCRIPTIONS                                            25,000                -

  DEFICIT ACCUMULATED DURING
    THE DEVELOPMENT STAGE                                    (1,164,934)      (1,143,774)
                                                            ------------     ------------
TOTAL STOCKHOLDERS' EQUITY                                       72,123           18,283
                                                            ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   138,278      $   102,326
                                                            ============     ============

APPROVED BY THE DIRECTORS


--------------------------------------


--------------------------------------


                                    UNAUDITED

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
                           (EXPRESSED IN U.S. DOLLARS)

                                                           CUMULATIVE O          THREE MONTHS ENDED AUGUST 31,
                                                          AUGUST 31, 2001            2001             2000
PROJECT EXPENSES
  RESEARCH AGREEMENT AMENDMENT                             $    45,000           $         -      $         -
  RESEARCH ADVANCES                                            229,076                     -                -
  PATENT COSTS                                                   7,665                     -                -
  RELATED PARTY CONSULTING FEES                                116,893                31,122                -
  RECOVERED COSTS
    CASH                                                      (135,594)                    -                -
    INVESTMENT CONSIDERATION                                   (26,000)                    -                -
                                                           ------------          ------------     ------------
                                                               237,040                31,122                -
                                                           ------------          ------------     ------------

ADMINISTRATION
  BANK CHARGES AND EXCHANGE                                     18,543                (3,488)           1,432
  CONSULTING                                                   284,007                26,149                -
  FINDERS FEES                                                   7,500                     -                -
  INTEREST ON CONVERTIBLE DEBENTURES                            16,667                     -                -
  OFFICE AND SECRETARIAL                                        36,356                 3,574            4,584
  PROFESSIONAL FEES                                            138,124                 4,434            8,272
  PROMOTION AND TRAVEL                                         266,976                   460           19,435
  RELATED PARTY ADMINISTRATION CHARGES                          58,814                10,000            3,994
  GAIN ON SALE OF INVESTMENTS                                  (51,091)              (51,091)               -
                                                           ------------          ------------     ------------
                                                               775,896                (9,962)          37,717
                                                           ------------          ------------     ------------

LOSS FROM OPERATIONS                                         1,012,936                21,160           37,717
EQUITY SHARE IN LOSS OF INVESTEES                               26,998                     -                -
                                                           ------------          ------------     ------------
NET LOSS FOR THE PERIOD                                      1,039,934                21,160           37,717
DEFICIT BEGINNING OF THE PERIOD                                      -             1,143,774          958,710
REORGANIZATION COSTS                                           125,000                     -                -
                                                           ------------          ------------     ------------
DEFICIT END OF THE PERIOD                                  $ 1,164,934          $  1,164,934      $   996,427
                                                           ============         =============     ============

BASIC LOSS PER SHARE                                                                    0.01             0.01
                                                                                =============     ============

WEIGHTED AVERAGE NUMBER OF
   OUTSTANDING COMMON SHARES                                                      13,028,735       11,822,209
                                                                                 ============     ============




                                    UNAUDITED

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE THREE MONTHS ENDED AUGUST 31, 2001 AND 2000
                           (EXPRESSED IN U.S. DOLLARS)


                                                           CUMULATIVE TO         THREE MONTHS ENDED AUGUST 31,
                                                          AUGUST 31, 2001            2001             2000
                                                           ------------          ------------     ------------
CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES
    NET LOSS FOR THE PERIOD                                $(1,039,934)          $   (21,160)     $   (37,717)
    NON-CASH ITEMS
      GAIN ON SALE OF INVESTMENTS                              (51,091)              (51,091)               -
      INVESTMENT CONSIDERATION FOR
        RECOVERED COSTS                                        (26,000)                    -                -
      ISSUE OF SHARES FOR
        SERVICES                                               262,208                25,000                -
        RESEARCH AGREEMENT                                      45,000                     -                -
      INTEREST ON CONVERTIBLE DEBENTURES                        16,667                     -                -
      EQUITY SHARE IN LOSS OF
        INVESTEES                                               26,998                     -                -
    CHANGE IN NON-CASH OPERATING
      ITEMS
      OTHER RECEIVABLE                                         (42,000)              (40,455)          48,748
      ACCOUNTS PAYABLE                                          63,481                (9,004)           9,293
                                                           ------------          ------------     ------------
                                                              (744,671)              (96,710)          20,324
                                                           ------------          ------------     ------------
  INVESTING ACTIVITIES
    INVESTMENT IN EQUITY AFFILIATE                              (1,000)                    -                -
    PROCEEDS ON SALE OF INVESTMENTS                             51,091                51,091                -
                                                           ------------          ------------     ------------
                                                                50,091                51,091                -
  FINANCING ACTIVITIES
    OWING TO RELATED PARTIES                                     2,674                (8,884)         (55,000)
    SHARE CAPITAL ISSUED
      FOR CASH                                                 832,642                50,000                -
      FOR CONVERSION OF
        DEBENTURES                                              50,000                     -                -
    SHARE SUBSCRIPTIONS                                              -                     -                -
    REORGANIZATION COSTS                                       (94,460)                    -                -
                                                           ------------          ------------     ------------
                                                               790,856                41,116          (55,000)
                                                           ------------          ------------     ------------
  TRANSLATION ADJUSTMENT                                             -                     -           (1,277)
                                                           ------------          ------------     ------------
CHANGE IN CASH FOR THE PERIOD                                   96,276                (4,503)         (35,953)
CASH BEGINNING OF THE PERIOD                                         -               100,779          197,124
                                                           ------------          ------------     ------------
CASH END OF THE PERIOD                                     $    96,276           $    96,276      $   161,171
                                                           ============          ============     ============








                                    UNAUDITED

                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
                   OF THESE CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of Praxis Pharmaceuticals, Inc. (Praxis) include the accounts of Praxis and its wholly-owned subsidiaries, Praxis Pharmaceuticals Inc., a Nevada corporation and Praxis Pharmaceuticals (International) Pty. Limited., a private company registered in Australia. These financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended May 31, 2001 and included with Praxis' annual report Form 10-K. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the three-month periods ended August 31, 2001 and 2000. Interim results of operations are not necessarily indicative of the results of operations for the full year.


2.   SHARE CAPITAL

     a.  Authorized

             50,000,000 Common shares with a par value of $.001 per share 10,000,000 Preferred shares with a par value of $.001 per share

     b.  Issued and Paid In Capital                         SHARES          CONSIDERATION
                                                            ------          -------------
             Balance at May 31, 2001                      12,862,069          $1,162,057
             Issued during the period
               For exercise of stock options @ $.10          500,000              50,000
                                                          ----------          ----------
             Balance August 31, 2001                      13,362,069          $1,212,057
                                                          ==========          ==========











                                    UNAUDITED

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2001


2.   SHARE CAPITAL (CONTINUED)

     c.  Incentive Stock Options and Warrants

         The exercise price of stock options is not less than the quoted market value of the shares on the date the options were granted or repriced. Accordingly, no stock option compensation has been recognized in the financial statements.

     OUTSTANDING         ISSUED                             OUTSTANDING
     MAY 31, 2001       (LAPSED)       EXERCISED         AUGUST 31,  2001
      61,250                  -               -                 61,250     $.50 to January 9, 2002
   1,332,220                  -               -              1,332,220     $.15 to January 9, 2006
     800,000                  -        (500,000)               300,000     $.10 to May 24, 2006
   ---------             ------        ---------             ---------
   2,132,220                  -        (500,000)             1,632,220
   =========             ======        =========             =========

     d.  Share Subscriptions

         Research and development services of $25,000 provided by a director will be paid by the issuance of common shares valued at their publicly traded price.


3.   SEGMENTED INFORMATION

     a.  Cash

         The Company maintains its cash balance in U.S., Canadian and Australian currencies. At the period end, the U.S. dollar equivalents were as follows:

                                                            AUGUST 31,           MAY 31,
                                                               2001               2001
                                                               ----               ----
             Canadian dollars                                $    572           $      -
             U.S. dollars                                        (104)             1,420
             Australian dollars                                95,808             99,359
                                                             ---------          --------
                                                             $ 96,276           $100,779
                                                             =========          ========

     b.  Geographic Segments

         The Company's activities are all in the one industry segment of research and development of pharmaceutical products. The research and development is carried out in Australia.












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

In June 2001, Praxis' subsidiary, Praxis Pharmaceuticals International Pty. Ltd. entered into an agreement with Clearcoll Pty Ltd. of Annandale, New South Wales, Australia (CAN 076 764 013), to jointly research and develop materials for the treatment of wrinkles by injection or topical delivery of novel compounds resulting from the joint development program. Clearcoll has the right to negotiate a license to market the materials under conditions to be determined after successful product development.

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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the three months ended August 31, 2001 was $21,160 as compared to $37,717 during the comparable three-month period in 2000. The decrease in the net loss is due primarily to a gain of $51,091 realized from the sale of Fairchild International stock. Without giving effect to this gain, administration expenses were $41,129 for the quarter ended August 31, 2001. This compares to $37,717 for the comparable quarter in 2000. Only $31,122 of project expenses were incurred in the 2001 period, as compared to nil in the 2000 period.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,164,934 at August 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through August 31, 2001, the Company has sold stock for cash of $832,642.

At August 31, 2001, the Company's working capital was $72,121, as compared to $18,281 at May 31, 2001. The increase in working capital was due primarily to the reduction of accounts payable ($9,004) and amounts owing to related parties ($8,884), as well as the increase in receivables of $40,455. Cash was provided by proceeds from the sale of Fairchild stock of $51,091, and the proceeds from the exercise of a stock option in the amount of $50,000.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended May 31, 2001, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the pharmaceutical industry; (5) required accounting changes; (6) disputes or claims regarding the Company's intellectual property interests; and (7) other factors over which the Company has little or no control.

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

       10.6         Agreement dated June 6, 2001 between Clearcoll Pty Ltd and Praxis Pharmaceuticals            N/A
                    International Pty Ltd (3)<F3>







    REGULATION                                                                                               CONSECUTIVE
    S-B NUMBER                                               EXHIBIT                                         PAGE NUMBER

       99.1         Press Release dated March 15, 2001 (2)<F2>                                                   N/A
---------------------------

(1)<F1>  Incorporated by reference to the exhibits filed with the  Registration  Statement on Form 10-SB,  File No.
         0-28627.
(2)<F2>  Incorporated  by reference to the exhibits  filed with the Current  Report on Form 8-K dated  February 28,
         2001, File No. 0-28627.
(3)<F3>  Incorporated  by  reference  to the  exhibits  filed with the Annual  Report on Form 10-KSB for the fiscal year ended May 31, 2001, File No. 0-28627.

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

                                        PRAXIS PHARMACEUTICALS, INC.
                                        (Registrant)


Date:   October 22, 2001                By: /s/ Robert Smart
                                           ------------------------------------
                                           Robert Smart, Secretary
                                           (Principal financial and accounting
                                           officer)