Form 10QSB
period 2001-11-30
PRAXIS PHARMACEUTICALS INC/CN
filed 2002-01-22
CIK 1064481

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: November 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT For the transition period from ________________ to _____________


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


                                 (604) 899-5303
                           (Issuer's telephone number)


                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                          if changed since last report)


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the last practicable date:
            13,362,069 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                NOVEMBER 30, 2001


  Transitional Small Business Disclosure Format (check one);  Yes      No   X

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001

                           (EXPRESSED IN U.S. DOLLARS)





                                    UNAUDITED

                         INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS OF
PRAXIS PHARMACEUTICALS, INC.
 (A DEVELOPMENT STAGE COMPANY)



We have reviewed the accompanying consolidated balance sheet of Praxis Pharmaceuticals, Inc. (A development stage company) as of November 30, 2001 and the related interim consolidated statements of operations and deficit and cash flow for the six months ended November 30, 2001 and 2000 and cumulative to
November 30, 2001. These consolidated financial statements are the responsibility of the company's management.

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


                                                            /s/STEELE & CO.
VANCOUVER, CANADA
JANUARY 7, 2002                                           CHARTERED ACCOUNTANTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS
                       NOVEMBER 30, 2001 AND MAY 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)


                                                              NOVEMBER 30,           MAY 31,
                                                                  2001                2001
                                                                  ----                ----
ASSETS
  CURRENT
    CASH (NOTE 3)                                             $    58,089         $   100,779
    OTHER RECEIVABLE                                                6,883               1,545
                                                              ------------        ------------
                                                                   64,972             102,324
  INVESTMENTS                                                           2                   2
                                                              ------------        ------------
                                                              $    64,974         $   102,326
                                                              ============        ============
LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                          $    85,604         $    72,485
    OWING TO RELATED PARTIES                                        2,674              11,558
                                                              ------------        ------------
                                                                   88,278              84,043
                                                              ------------        ------------

STOCKHOLDERS' EQUITY

  SHARE CAPITAL (NOTE 2)

    AUTHORIZED
      50,000,000 COMMON SHARES WITH A PAR VALUE
                 OF $.001 PER SHARE

      10,000,000 PREFERRED SHARES WITH A PAR
                 VALUE OF $.001 PER SHARE

    ISSUED AND PAID IN CAPITAL
      13,362,069 COMMON SHARES
      (12,862,069 COMMON SHARES - MAY 2001)                     1,212,057           1,162,057

  SHARE SUBSCRIPTIONS                                              25,000                   0

  DEFICIT ACCUMULATED DURING
   THE DEVELOPTMENT STAGE                                      (1,260,361)         (1,143,774)
                                                              ------------        ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                           (23,304)             18,283
                                                              ------------        ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $   64,974          $   102,326
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

--------------------------------------

--------------------------------------









                                    UNAUDITED
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                           (EXPRESSED IN U.S. DOLLARS)




                                              CUMULATIVE TO          SIX MONTHS ENDED NOVEMBER 30,
                                              NOVEMBER 30,
                                                  2001                   2001             2000
                                              ------------           -----------------------------
PROJECT EXPENSES
  RESEARCH AGREEMENT AMENDMENT                $    45,000            $         0      $         0
  RESEARCH ADVANCES                               255,563                 26,487                0
  PATENT COSTS                                      8,660                    995                0
  RELATED PARTY CONSULTING FEES                   123,911                 38,140                0
  RECOVERED COSTS
    CASH                                         (135,594)                     0                0
    INVESTMENT CONSIDERATION                      (26,000)                     0                0
                                              ------------           ------------     ------------
                                                  271,540                 65,622                0
                                              ------------           ------------     ------------

ADMINISTRATION
  BANK CHARGES AND EXCHANGE                        21,691                   (340)          13,319
  CONSULTING                                      297,123                 39,265                0
  FINDERS FEES                                      7,500                      0                0
  INTEREST ON CONVERTIBLE DEBENTURES               16,667                      0                0
  OFFICE AND SECRETARIAL                           39,913                  7,131            2,697
  PROFESSIONAL FEES                               151,444                 17,754           23,663
  PROMOTION AND TRAVEL                            298,955                 32,439           23,065
  RELATED PARTY ADMINISTRATION CHARGES             60,814                 12,000            8,053
  GAIN ON SALE OF INVESTMENTS                     (57,434)               (57,434)               0
                                              ------------           ------------     ------------
                                                  836,673                 50,815           70,797
                                              ------------           ------------     ------------

LOSS FROM OPERATIONS                            1,108,213                116,437           70,797
EQUITY SHARE IN LOSS OF INVESTEES                  26,998                      0                0
                                              ------------           ------------     ------------

NET LOSS FOR THE PERIOD                         1,135,211                116,437           70,797
DEFICIT BEGINNING OF THE PERIOD                         0              1,143,774          958,710
REORGANIZATION COSTS                              125,000                      0                0
LOSS ON SALE OF TREASURY SHARES                       150                    150                0
                                              ------------           ------------     ------------

DEFICIT END OF THE PERIOD                     $ 1,260,361            $ 1,260,361      $ 1,029,507
                                              ============           ============     ============

BASIC LOSS PER SHARE                                                         .01              .01
                                                                     ============     ============

WEIGHTED AVERAGE NUMBER OF
  OUTSTANDING COMMON SHARES                                           13,195,402       11,975,334
                                                                     ============     ============






                                    UNAUDITED
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
               FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001 AND 2000
                           (EXPRESSED IN U.S. DOLLARS)


                                              CUMULATIVE TO          SIX MONTHS ENDED NOVEMBER 30,
                                              NOVEMBER 30,
                                                  2001                   2001             2000
                                              ------------           -----------------------------

CASH PROVIDED (USED) BY

  OPERATING ACTIVITIES

    NET LOSS FOR THE PERIOD                   $(1,135,211)              (116,437)     $   (70,797)
    NON-CASH ITEMS
      GAIN ON SALE OF INVESTMENTS                 (57,434)               (57,434)               0
      INVESTMENT CONSIDERATION FOR
        RECOVERED COSTS                           (26,000)                     0
      ISSUE OF SHARES FOR
        SERVICES                                  262,208                 25,000                0
        RESEARCH AGREEMENT                         45,000                      0                0
      INTEREST ON CONVERTIBLE DEBENTURES           16,667                      0                0
      EQUITY SHARE IN LOSS OF INVESTEES            26,998                      0                0
    CHANGE IN NON-CASH OPERATING ITEMS
      OTHER RECEIVABLE                             (6,883)                (5,338)          48,748
      ACCOUNTS PAYABLE                             85,604                 13,119            3,151
                                              ------------           ------------     ------------
                                                 (789,051)              (141,090)         (18,898)
                                              ------------           ------------     ------------

  INVESTING ACTIVITIES

    INVESTMENT IN EQUITY AFFILIATE                 (1,000)                     0                0
    PROCEEDS ON SALE OF INVESTMENTS
     AND TREASURY SHARES                           57,284                 57,284                0
                                              ------------           ------------     ------------
                                                   56,284                 57,284                0
                                              ------------           ------------     ------------

  FINANCING ACTIVITIES

    OWING TO RELATED PARTIES                        2,674                 (8,884)         (47,491)
    SHARE CAPITAL ISSUED
      FOR CASH                                    832,642                 50,000          220,500
      FOR CONVERSION OF DEBENTURES                 50,000                      0                0
    SHARE SUBSCRIPTIONS                                 0                      0         (220,500)
    REORGANIZATION COSTS                          (94,460)                     0                0
                                              ------------           ------------     ------------
                                                  790,856                 41,116          (47,491)
                                              ------------           ------------     ------------

  TRANSLATION ADJUSTMENT                                0                      0           (3,156)
                                              ------------           ------------     ------------
CHANGE IN CASH FOR THE PERIOD                      58,089                (42,690)         (69,545)
CASH BEGINNING OF THE PERIOD                            0                100,779          197,124
                                              ------------           ------------     ------------
CASH END OF THE PERIOD                         $   58,089            $    58,089      $   127,579
                                              ============           ============     ============



                                    UNAUDITED
              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001




1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of Praxis Pharmaceuticals, Inc. (Praxis) include the accounts of Praxis and its wholly-owned subsidiaries, Praxis Pharmaceuticals Inc., a Nevada corporation and Praxis Pharmaceuticals (International) Pty. Limited., a private company registered in Australia. These financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended May 31, 2001 and included with Praxis' annual report on Form 10-KSB. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the six-month periods ended November 30, 2001 and 2000. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.   SHARE CAPITAL

     a.  Authorized

         50,000,000 Common shares with a par value of $.001 per share 10,000,000 Preferred shares with a par value of $.001 per share


     b.  Issued and Paid In Capital                             SHARES          CONSIDERATION

              Balance at May 31, 2001                         12,862,069         $1,162,057

              Issued during the period
                  For exercise of stock options @ $.10           500,000             50,000
                                                              ----------         ----------
              Balance November 30, 2001                       13,362,069         $1,212,057
                                                              ==========         ==========

     c.  Incentive Stock Options and Warrants

         The exercise price of stock options is not less than the quoted market value of the shares on the date the options were granted or repriced. Accordingly, no stock option compensation has been recognized in the financial statements.

          OUTSTANDING                                         OUTSTANDING
            MAY 31,          ISSUED                           NOVEMBER 30,
             2001           (LAPSED)       EXERCISED              2001
          -----------       --------       ---------          ------------
           1,332,220              0               0            1,332,220     $.15 to January 9, 2006
             800,000              0        (500,000)             300,000     $.10 to May 24, 2006
                   0        750,000               0              750,000     $.14 to November 1, 2004
           ---------        -------        ---------           ---------
           2,132,220        750,000        (500,000)           2,382,220
           =========        =======        =========           =========

                                    UNAUDITED

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2001





2.   SHARE CAPITAL (CONTINUED)

     d.  Share Subscriptions

         Research and development services of $25,000 provided by a director will be paid by the issuance of common shares valued at their publicly traded price.

3.   SEGMENTED INFORMATION

     a.  Cash

         The Company maintains its cash balance in U.S., Canadian and Australian currencies. At the period end, the U.S. dollar equivalents were as follows:

                                            NOVEMBER 30,        MAY 31,
                                               2001              2001
                                               ----              ----
               Canadian dollars             $ 2,502             $      0
               U.S. dollars                  (2,442)               1,420
               Australian dollars            58,029               99,359
                                            --------            --------
                                            $58,089             $100,779
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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the six months ended November 30, 2001 was $116,437 as compared to $70,797 during the comparable six-month period in 2000. The $45,640 increase in the net loss is due primarily to project expenses of $65,622 being incurred in the current fiscal year as compared to no such expenses having been incurred in the previous year. While the Company had a gain of $57,434 realized from the sale of Fairchild International stock in the current year, as compared to none in the previous year, administration expenses in the current year were $37,452 higher than those incurred in the previous year ($108,249 compared to $70,797).

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,260,361 at November 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through November 30, 2001, the Company has sold stock for cash of $832,642.

At November 30, 2001, the Company's working capital was a deficit of $23,306, as compared to a positive balance of $18,281 at May 31, 2001. The decrease in working capital was due primarily to the loss from operating activities. Cash was provided by proceeds from the sale of Fairchild stock of $57,284, and the proceeds from the exercise of a stock option in the amount of $50,000.

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

As of January 15, 2002, the Company entered into an agreement with Fairchild International. The parties had originally agreed that the Company would retain the common stock of Fairchild that had been issued to the Company under the terms of the original license agreement and that the Company would pay to Fairchild 30% of the net revenues from sales of agents in the arthritis and topical treatment of dermal wrinkles to a maximum of $250,000 over the first three years of sales (the "Royalty Obligation"). This agreement has been amended. The Company has agreed to place the remaining Fairchild shares in a voluntary pooling arrangement. So long as the Company pays Fairchild 66.6% of the proceeds from the sale of these shares until $175,000 has been paid, Fairchild shall consider that payment to be full and complete satisfaction of the Royalty Obligation. Accordingly, the effect of this agreement may be to reduce cash available to the Company in the near term.

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

       10.6         Agreement dated June 6, 2001 between Clearcoll Pty Ltd and Praxis Pharmaceuticals            N/A
                    International Pty Ltd (3)<F3>







    REGULATION                                                                                               CONSECUTIVE
    S-B NUMBER                                               EXHIBIT                                         PAGE NUMBER

       10.7         Amendment to Termination Agreement between Praxis Pharmaceuticals, Inc.
                    and Fairchild International Inc.                                                             14

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

                                        PRAXIS PHARMACEUTICALS, INC.
                                        (Registrant)


Date:   January 22, 2002                By:/s/ROBERT SMART
                                           -------------------------------------
                                           Robert Smart, Secretary
                                           (Principal financial
                                            and accounting officer)