Form 10QSB
period 2002-02-28
PRAXIS PHARMACEUTICALS INC/CN
filed 2002-04-19
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: February 28, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT
         For the transition period from __________________ to _______________


                         Commission file number 0-28627


                          PRAXIS PHARMACEUTICALS, INC.
        (Exact name of small business issuer as specified in its charter)



               UTAH                                   87-0393257
    (State or other jurisdiction of                  (IRS Employer
    incorporation or organization)                Identification No.)



       600 - 595 HORNBY STREET, VANCOUVER, BRITISH COLUMBIA V6C 1A4 CANADA
                    (Address of principal executive offices)


                                 (604) 899-5303
                           (Issuer's telephone number)


       100 - 856 HOMER STREET, VANCOUVER, BRITISH COLUMBIA V6B 2W5 CANADA
              (Former name, former address and former fiscal year,
                          if changed since last report)


Statethe number of shares  outstanding of each of the issuer's classes of common equity, as of the last practicable date:
              13,362,069 SHARES OF COMMON STOCK, $.001 PAR VALUE,
                            AS OF FEBRUARY 28, 2002

 Transitional Small Business Disclosure Format (check one);  Yes     No   X
                                                                ----    -----

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2002

                           (EXPRESSED IN U.S. DOLLARS)





                                    UNAUDITED

                         INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS OF
PRAXIS PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)



We have reviewed the accompanying consolidated balance sheet of Praxis Pharmaceuticals, Inc. (a development stage company) as of February 28, 2002 and the related interim consolidated statements of operations and deficit and cash flow for the nine months ended February 28, 2002 and 2001 and cumulative to February 28, 2002. These consolidated financial statements are the responsibility of the Company's management.

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





VANCOUVER, CANADA                                          "STEELE & CO."
APRIL 4, 2002                                              CHARTERED ACCOUNTANTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                       FEBRUARY 28, 2002 AND MAY 31, 2001
                           (EXPRESSED IN U.S. DOLLARS)


                                                                              FEBRUARY 28,           MAY 31,
                                                                                  2002                2001
                                                                                  ----                ----

ASSETS
  CURRENT
    CASH (NOTE 3)                                                            $     57,764         $   100,779
    OTHER RECEIVABLE                                                                  922               1,545
                                                                             ------------         -----------
                                                                                   58,686             102,324
  INVESTMENTS (NOTE 4)                                                                  2                   2
                                                                             ------------         -----------
                                                                             $     58,688         $   102,326
                                                                             ============         ===========
LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                                         $     88,795         $    72,485
    OWING TO RELATED PARTIES                                                        2,674              11,558
                                                                             ------------         -----------
                                                                                   91,469              84,043
                                                                             ------------         -----------

STOCKHOLDERS' EQUITY

  SHARE CAPITAL (NOTE 2)

    AUTHORIZED
          50,000,000 COMMON SHARES WITH A PAR VALUE
                      OF $.001 PER SHARE

          10,000,000 PREFERRED SHARES WITH A PAR VALUE
                      OF $.001 PER SHARE

    ISSUED AND PAID IN CAPITAL
          13,362,069 COMMON SHARES
         (12,862,069 COMMON SHARES - MAY 2001)                                  1,212,057           1,162,057

  SHARE SUBSCRIPTIONS                                                              25,000                   0

  DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE                                                       (1,269,838)         (1,143,775)
                                                                             ------------         -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                           (32,781)             18,283
                                                                             ------------         -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     58,688         $   102,326
                                                                             ============         ===========

APPROVED BY THE DIRECTORS


-----------------------------

-----------------------------


                                    UNAUDITED


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)





                                                            CUMULATIVE TO         NINE MONTHS ENDED FEBRUARY 28,
                                                            FEBRUARY 28,
                                                                2002                  2002                2001
                                                         ------------------    -------------------------------------

PROJECT EXPENSES
  RESEARCH AGREEMENT AMENDMENT                             $     45,000        $             0      $           0
  RESEARCH ADVANCES                                             255,624                 26,548                  0
  PATENT COSTS                                                    8,700                  1,035              5,540
  RELATED PARTY CONSULTING FEES                                 127,954                 42,183             16,108
  ROYALTIES                                                       4,841                  4,841                  0
  RECOVERED COSTS
    CASH                                                       (135,594)                     0                  0
    INVESTMENT CONSIDERATION                                    (26,000)                     0                  0
                                                           -------------       ----------------     --------------

                                                                280,525                 74,607             21,648
                                                           -------------       ----------------     --------------

ADMINISTRATION
  BANK CHARGES AND EXCHANGE                                      22,293                   262              13,473
  CONSULTING                                                    303,623                45,765                   0
  FINDERS FEES                                                    7,500                     0                   0
  INTEREST ON CONVERTIBLE DEBENTURES                             16,667                     0                   0
  OFFICE AND SECRETARIAL                                         37,421                 4,639               5,004
  PROFESSIONAL FEES                                             148,497                14,807              32,366
  PROMOTION AND TRAVEL                                          314,945                48,429              60,954
  RELATED PARTY ADMINISTRATION CHARGES                           61,814                13,000                   0
  GAIN ON SALE OF INVESTMENTS                                   (75,595)              (75,595)                  0
                                                           -------------       ---------------      --------------

                                                                837,165                51,307             111,797
                                                           -------------       ---------------      --------------

LOSS FROM OPERATIONS                                          1,117,690               125,914             133,445
EQUITY SHARE IN LOSS OF INVESTEES                                26,998                     0                   0
                                                           -------------       ---------------      --------------

NET LOSS FOR THE PERIOD                                       1,144,688               125,914             133,445
DEFICIT BEGINNING OF THE PERIOD                                       0             1,143,774             958,710
REORGANIZATION COSTS                                            125,000                     0                   0
LOSS ON SALE OF TREASURY SHARES                                     150                   150                   0
                                                           -------------       ---------------      --------------

DEFICIT END OF THE PERIOD                                  $  1,269,838        $    1,269,838       $   1,092,155
                                                           =============       ===============      ==============
BASIC LOSS PER SHARE                                                           $          .01       $         .01
                                                                               ===============      ==============

WEIGHTED AVERAGE NUMBER OF
 OUTSTNDING COMMON SHARES                                                          13,195,402          12,183,982
                                                                               ===============      ==============

                                    UNAUDITED



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW
              FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002 AND 2001
                           (EXPRESSED IN U.S. DOLLARS)



                                                             CUMULATIVE TO        NINE MONTHS ENDED FEBRUARY 28,
                                                             FEBRUARY 28,
                                                                 2002                 2002                2001
                                                         --------------------  --------------------------------------

CASH PROVIDED (USED) BY

  OPERATING ACTIVITIES

    NET LOSS FOR THE PERIOD                                $   (1,144,688)      $   (125,914)        $   (133,445)
    NON-CASH ITEMS
      GAIN ON SALE OF INVESTMENTS                                 (75,595)           (75,595)                   0
      INVESTMENT CONSIDERATION FOR
        RECOVERED COSTS                                           (26,000)                 0
      ISSUE OF SHARES FOR
        SERVICES                                                  262,208             25,000                    0
        RESEARCH AGREEMENT                                         45,000                  0                    0
      INTEREST ON CONVERTIBLE DEBENTURES                           16,667                  0                    0
      EQUITY SHARE IN LOSS OF INVESTEES                            26,998                  0                    0
    CHANGE IN NON-CASH OPERATING ITEMS
      OTHER RECEIVABLE                                               (922)               623               47,509
      ACCOUNTS PAYABLE                                             88,795             16,310              (17,210)
                                                           ---------------      -------------        -------------
                                                                 (807,537)          (159,576)            (103,146)
                                                           ---------------      -------------        -------------

  INVESTING ACTIVITIES

    INVESTMENT IN EQUITY AFFILIATE                                 (1,000)                 0                    0
    PROCEEDS ON SALE OF INVESTMENTS
      AND TREASURY SHARES                                          75,445             75,445                    0
                                                           ---------------      -------------        -------------
                                                                   74,445             75,445                    0
                                                           ---------------      -------------        -------------

  FINANCING ACTIVITIES

    OWING TO RELATED PARTIES                                        2,674             (8,884)             (59,868)
    SHARE CAPITAL ISSUED
      FOR CASH                                                    832,642             50,000              299,917
      FOR CONVERSION OF DEBENTURES                                 50,000                  0                    0
    SHARE SUBSCRIPTIONS                                                 0                  0             (220,500)
    REORGANIZATION COSTS                                          (94,460)                 0                    0
                                                           ---------------      -------------        -------------
                                                                  790,856             41,116               19,549
                                                           ---------------      -------------        -------------
  TRANSLATION ADJUSTMENT                                                0                  0               (3,156)
                                                           ---------------      -------------        -------------

CHANGE IN CASH FOR THE PERIOD                                      57,764            (43,015)             (86,753)
CASH BEGINNING OF THE PERIOD                                            0            100,779              197,124
                                                           ---------------      -------------        -------------
CASH END OF THE PERIOD                                     $       57,764       $     57,764         $    110,371
                                                           ===============      =============        =============


                                    UNAUDITED



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                        CONSOLIDATED FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002



1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of Praxis Pharmaceuticals, Inc. (Praxis) include the accounts of Praxis and its wholly-owned subsidiaries, Praxis Pharmaceuticals Inc., a Nevada corporation and Praxis Pharmaceuticals (International) Pty. Limited., a private company registered in Australia. These financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended May 31, 2001 and included with Praxis' annual report on Form 10-KSB. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the nine-month periods ended February 28, 2002 and 2001. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.   SHARE CAPITAL

     a.  Authorized
              50,000,000 Common shares with a par value of $.001 per share 10,000,000 Preferred shares with a par value of $.001 per share

     b.  Issued and Paid In Capital                  SHARES        CONSIDERATION
                                                     ------        -------------
           Balance at May 31, 2001                 12,862,069      $   1,162,057

           Issued during the period
            For exercise of stock options @ $.10      500,000             50,000
                                                   ----------      -------------
           Balance February 28, 2002               13,362,069      $   1,212,057
                                                   ==========      =============

     c.  Incentive Stock Options and Warrants

         The exercise price of stock options is not less than the quoted market value of the shares on the date the options were granted or repriced. Accordingly, no stock option compensation has been recognized in the financial statements.

       OUTSTANDING                                         OUTSTANDING
         MAY 31,          ISSUED                           FEBRUARY 28,
          2001           (LAPSED)       EXERCISED              2002
          ----           --------       ---------              ----

        1,332,220              0               0              1,332,220     $.15 to January 9, 2006
          800,000              0        (500,000)               300,000     $.10 to May 24, 2006
                0        750,000               0                750,000     $.14 to November 1, 2004
       ----------       --------       ----------          ------------

        2,132,220        750,000        (500,000)             2,382,220
       ==========       ========       ==========          ============




                                    UNAUDITED

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2002



2.   SHARE CAPITAL (CONTINUED)

     d.  Share Subscriptions

         Research and development services of $25,000 provided by a director will be paid by the issuance of common shares valued at their publicly traded price.

3.   SEGMENTED INFORMATION

     a.  Cash

         The Company maintains its cash balance in various currencies. At the period end, the U.S. dollar equivalents were as follows:


                                                 FEBRUARY 28,           MAY 31,
                                                     2002                2001
                                                     ----                ----

             U.S. dollars                        $     4,269          $   1,420
             Australian dollars                       53,495             99,359
                                                 -----------          ---------

                                                 $    57,764          $ 100,779
                                                 ===========          =========

     b.  Geographic Segments

         The Company's activities are all in the one industry segment of research and development of pharmaceutical products. The research and development is carried out in Australia.

4.   INVESTMENTS

     The  Company   received   2,600,000   shares  of  Fairchild   International
     Corporation under the terms of a product licensing agreement, which was subsequently terminated subject to a net revenue royalty.

     As of January 15, 2002, the parties agreed to place 2,355,000 of the 2,600,000 shares previously issued in a voluntary pool. Fairchild will be entitled to two-thirds of the proceeds from the sale of these shares until it has received $175,000. At that time, the net revenue royalty obligation will be considered satisfied.





                                    UNAUDITED

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for Praxis Pharmaceuticals, Inc. ("Praxis" or the "Company") should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

The Company's business is the development and commercialization of drugs and nutraceuticals designed to prevent surgical adhesions, and the development of cosmetics and therapeutics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees.

In October 1999, an agreement was entered into whereby the equity investment made in Praxis' subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd, would be reduced to 35% through research and development funding invested by Rothschild Bioscience Managers Limited, of Melbourne, Victoria. The Rothschild investment is solely for the purpose of research and development into anti-inflammatory agents for registered therapeutic use.

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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the nine months ended February 28, 2002 was $125,914 as compared to $133,445 during the comparable nine-month period in 2001. The decrease in the net loss is due a gain of $75,595 realized from the sale of Fairchild International stock. Without giving effect to this gain, administration expenses were $126,902 for the nine months ended February 28, 2002. This compares to $111,797 for the comparable period in 2001. Project expenses increased from $21,648 for the 2001 period, to $74,607 for the 2002 period, due to a one-time payment to Australian National University for direct development.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,269,838 at February 28, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through February 28, 2002, the Company has sold stock for cash of $832,642. The sale of Fairchild shares as provided cash of $75,445.

At February 28, 2002, the Company's working capital was a deficit of $32,783, as compared to $18,281 at May 31, 2001. The decrease in working capital was due primarily to the decrease in cash used for operations.

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

PLAN OF OPERATION

The Company currently has cash and cash commitments to support the pre-clinical research program into anti-inflammatory drugs, anti-adhesion drugs, and anti-wrinkle compounds for at least the next 12 months. Additional funds will be needed to support any further operations at that time. In order to increase the value of the intellectual property to enhance the value of the Company, further funding will be required in the next 12 months to increase the size of the research and development operations and to conduct clinical trials. Pre-clinical research and development can be accomplished without an injection of capital in the next 12 months. Sale of Fairchild common stock may provide additional proceeds to fund operational costs. Unless extra capital is raised in the next 12 months there will be no change in the number of employees or rate of research and development. It is the intention of management to seek an alliance with a larger pharmaceutical company to provide continued support for the development of the anti-adhesion drugs and device technology. There are no anticipated purchases of plant or equipment or sale of same.

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

As a result of the continuing difficulty in raising funds the board is considering a reduction in research and development activities and an allocation of resources to the anti-inflammatory drug programs by Praxis Pharmaceuticals Australia Pty Ltd. ("Praxis Australia") in which Praxis holds a 35% equity interest. Praxis Australia is in a position to raise sufficient funds to progress the anti-inflammatory drugs program but fund raising is likely to be conditional upon the Company releasing Drs. Charlton and Cowden to devote their time to supporting the drug development program. The board is considering this option in terms of the best long-term outcome for the shareholders and will act on the basis of maximizing shaerholder value. At this time the board has not made a decision.

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

       10.6         Agreement dated June 6, 2001 between Clearcoll Pty Ltd and Praxis Pharmaceuticals            N/A
                    International Pty Ltd (3)<F3>



    REGULATION                                                                                               CONSECUTIVE
    S-B NUMBER                                               EXHIBIT                                         PAGE NUMBER



       10.7         Amendment to Termination Agreement between Praxis Pharmaceuticals, Inc. and                  N/A
                    Fairchild International Inc. (4)<F4>

       99.1         Press Release dated March 15, 2001 (2)<F2>                                                   N/A

---------------------------

(1)<F1>  Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, File No. 0-28627.
(2)<F2>  Incorporated  by reference to the exhibits filed with the Current Report on Form 8-K dated February 28, 2001, File
         No. 0-28627.
(3)<F3>  Incorporated  by reference to the exhibits  filed with the Annual  Report on Form 10-KSB for the fiscal year ended
         May 31, 2001, File No. 0-28627.
(4)<F4>  Incorporated  by reference to the exhibits  filed with the Quarterly  Report on Form 10-QSB for the fiscal quarter ended November 30, 2001, File No. 0-28627.


                 B)      REPORTS ON FORM 8-K:

                 None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 PRAXIS PHARMACEUTICALS, INC.
                                 (Registrant)


Date:   April 19, 2002           By:/s/Robert Smart
                                    ----------------------------------------
                                    Robert Smart, Secretary
                                    (Principal financial and accounting officer)