Form 10KSB
period 2002-05-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2002-09-13
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 X   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED MAY 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ------------------   --------------

                         Commission file number: 0-28627

                           PRAXIS PHARMACEUTICALS INC.
                 (Name of small business issuer in its charter)

              UTAH                                    98-0173610
   (State or other jurisdiction                   (I.R.S. Employer
 of incorporation or organization)               Identification No.)

       600 - 595 HORNBY STREET, VANCOUVER, BRITISH COLUMBIA V6C 1A4 CANADA
         (Address of principal executive offices)         (Zip Code)

                    Issuer's telephone number: (604) 688-6050

       Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.001 PAR VALUE
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X   No [ ]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,576,690 AS OF SEPTEMBER 4, 2002

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 13,362,069 AS OF SEPTEMBER 4, 2002

Transitional Small Business Disclosure Format (Check one):  Yes     ;  No   X
                                                               -----      -----

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Praxis Pharmaceuticals Inc. ("Praxis" or the "Company") was formed in response to an apparent market opportunity in the pharmaceutical industry for small molecular agents capable of moderating disease responses. The founding individuals recognized several significant diseases, which are inadequately served by current therapies, as providing this opportunity. Praxis is a startup company, which commenced operations in July 1997. Its mission is to develop a unique panel of therapeutics based on carbohydrate chemistry. To achieve that mission, Praxis plans to acquire licenses for products or intellectual property from other organizations or companies when and if there is sufficient evidence that this would facilitate the expansion of the range of therapeutics that Praxis has in its product line. Praxis also plans to develop new drugs internally. The drugs are intended to be used in the control of conditions such as skin wrinkles and surgical adhesions. The technology also has applicability in the cosmetic and nutraceutical markets and agents for wrinkles and other conditions are being developed for these markets.

BACKGROUND AND CORPORATE STRUCTURE

         Praxis  Pharmaceuticals,  Inc. was  incorporated on June 20, 1997 under the laws of the State of Nevada. In June 1998, Praxis-Nevada engaged in a reverse acquisition transaction with Micronetics, Inc., a company incorporated in Utah on December 31, 1981, where the shareholders of Praxis-Nevada gained control over Micronetics. Micronetics then changed its name to Praxis Pharmaceuticals Inc. Immediately after the reverse acquisition transaction, the shareholders of Praxis-Nevada held approximately 98% of the outstanding shares of the Company. Praxis-Nevada was merged into the Company effective June 30, 2002, thereby eliminating Praxis-Nevada as a subsidiary of the Company.

         A wholly owned Australian subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd. (ACN 082 811 630) was formed in June 1998 as a private company. In October 1999 an equity investment was made in this subsidiary by Rothschild
Bioscience Managers Ltd., which reduced Praxis' equity ownership to 35%. Praxis-Australia changed its name to "Pharmaxis Pty Ltd" in June 2002. An additional equity investment was made in Pharmaxis in August 2002, which reduced Praxis' equity ownership to 19.6%

         A second wholly owned Australian subsidiary, Praxis Pharmaceuticals International Pty. Ltd. (ACN 092 654 870) ("Praxis-International"), was formed on May 2, 2000. Praxis-International is in the process of being dissolved.

PATENTS AND LICENSE RIGHTS

         The Company has obtained exclusive licenses to exploit and use intellectual property possessed by the Australian National University in the area of phosphosugars and their analogues, covered by the University's patents (including USA 5506210, European 89909685.3, International WO90/01938 and Australia PO3098/96).

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

         Anutech has also granted Pharmaxis the exclusive worldwide license to the use of phosphosugars as prescription therapeutics, and the license specifically excludes the uses granted to the Company. Anutech is to receive 2% of all amounts received by Pharmaxis or any sublicensee in connection with the licensed intellectual property or related products.

         In addition to the licenses described above, Praxis owns two patents that relate to agents for use in immunosuppression and transplant rejection (US5691346 and US 5837709). Praxis has chosen not to develop this technology at this time.

         A patent application was filed in Australia January 2002 for agents in the treatment of skin wrinkles. No further action is required until February 2003.

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

RESEARCH AND DEVELOPMENT

         During the fiscal years ended May 31, 2002, 2001, and 2000, the Company incurred $26,807, $nil, and $86,604, in research costs, respectively.

         PRAXIS. Due to the limited availability of funds and resources, the Company intends to focus its efforts on treatments for wrinkles. See the discussion below under the heading "Praxis-International."

         It is envisioned that the Company will develop in stages:

         o   Research and Development
         o   Clinical Trials
         o   Commercialization

         Praxis' business plan envisions the first two stages taking place over the next three-year period. To date, the Company has engaged in private placements of its stock to fund research and development activities. The Company is now seeking alliance partners. An alliance in pharmaceutical terms is the joint effort of a major pharmaceutical company and a smaller "junior" drug developer who has the idea and the research, but not sufficient capital to continue this to the next and most critical phase. Management believes that the future viability of Praxis relies greatly on the opportunity to gain the support, for mutual benefit, of one of the larger worldwide drug houses. This may be particularly appropriate to the development of formulations for topical or ocular delivery of Praxis drugs. Strategic alliances with such companies will be investigated as a matter of priority by Praxis.

         It is expected that the profitability and financial viability of the Company will ultimately rest with the corporate alliances that may be entered into at this stage of the Company's development. As noted above, the benefits of a correctly structured alliance can be enormous for both parties involved. The Company expects to incur significant operating losses over at least the next three years. There is every likelihood that these losses may increase in the future as the research and development and clinical trials continue. The Company's profitability will ultimately depend upon its ability to reach development and obtain regulatory approval for its products, and to enter into alliances to develop, manufacture and market the products. There is no guarantee that the Company will ever be profitable.

         Praxis' near-term goals are to raise the funds necessary for working capital and to develop strategic alliances with established pharmaceutical
companies  in  order  to  conduct   clinical   trials  and  to  market  approved
therapeutics.

         PHARMAXIS. As of August 31, 2002, Pharmaxis received private funding of approximately US$5.16 million, thereby reducing the Company's equity ownership to 19.6%. Pharmaxis is pursuing the development of proprietary therapeutics that target inflammatory disorders, such as cystic fibrosis, chronic obstructive pulmonary disease (COPD), asthma, multiple sclerosis, rheumatoid arthritis, inflammatory bowel disease, and psoriasis. With the recently obtained financing, Pharmaxis proposes to
         o complete Phase II trials for its cystic fibrosis and COPD therapeutics,
         o complete Phase I clinical trials for its multiple sclerosis therapeutics,
         o   identify opportunities in other inflammatory  disorders,  and
         o   identify and bring in further compounds and research programs.

         PRAXIS-INTERNATIONAL. In June 2001, Praxis-International entered into an agreement with Clearcoll Pty Ltd. of Annandale, New South Wales, Australia (CAN 076 764 013), to jointly research and develop materials for the treatment of wrinkles by injection or topical delivery of novel compounds resulting from the joint development program. Clearcoll has the right to negotiate a license to market the materials under conditions to be determined after successful product development. As Praxis-International no longer exists, Praxis is negotiating directly with Clearcoll to permit Clearcoll to develop materials for the treatment of wrinkles. It is anticipated that Praxis would retain a royalty interest. Praxis is also negotiating with other major pharmaceutical companies with which to joint venture and distribute the anticipated products.

GOVERNMENT REGULATION

         The production and marketing of Praxis' anticipated products are subject to regulation for safety, efficacy and quality. If the product is a cosmetic, premarket approval by the Food and Drug Administration (FDA) is not required.

         Over-the-counter (OTC) drugs (non-prescription drugs), which will be the focus of Praxis' efforts, must conform to regulations specifying conditions whereby they are generally recognized as safe and effective, and not misbranded. The FDA has published monographs, or rules, for a number of OTC drug categories. These monographs state requirements for categories of non-prescription drugs, such as what ingredients may be used and for what intended use. The sequence of events for an OTC drug monograph review process is as follows:

         o Data regarding an OTC drug monograph is submitted to the FDA's Center for Drug Evaluation and Research (CDER).

         o CDER's Division of OTC Drug Products, conducts an initial review. When the data is reviewed, the drug is categorized through the monograph rulemaking process as follows:

             o CATEGORY I - generally recognized as safe and effective and not misbranded.

             o CATEGORY II - not generally recognized as safe and effective or is misbranded.

             o CATEGORY III - insufficient data available to permit classification. This category allows a manufacturer an opportunity to show that the ingredients in a product are effective, and, if they are not, to reformulate or appropriately relabel the product.

         o When the initial review is complete, a "Feedback Letter" is prepared outlining CDER's recommendations. The recommendations will vary depending on the type of data submitted. For example, a response based on a request to amend a monograph may contain explanations approving or disapproving the amendment.

         o If the drug sponsor is not satisfied with the recommendations made by CDER, the sponsor may request a meeting to discuss any concerns. If CDER supports the recommendation of the sponsor to either amend an existing monograph or to create a new monograph, a notice is published in the Federal Register (FR). If CDER does not support the recommendation, a letter is sent to the sponsor explaining the decision to not accept the petition.

         o After the proposal is published in the Federal Register, the public has usually 30-90 days to respond to it. This deadline depends on the controversial nature of the notice and can be extended if a request to do so is made.

         o After the public comments have been reviewed, the final monograph is prepared. The final monograph is a kind of "recipe book" and sets final standards that specify ingredients, dosage, indications for use, and certain labeling.

         o The final monograph is sent out for clearance through the appropriate channels, such as the reviewing division, office, Center, Office of General Counsel, Deputy Commissioner for Policy, Regulations Editorial Staff.

         o Once all revisions are made and the package receives all the appropriate final concurrences, it is published in the Federal Register (FR). All final monographs and amendments that have been published in the Federal Register are forwarded to the Regulations Editorial Staff for publication in the Code of Federal Regulations
             (CFR).


         In addition to compliance with the above-described procedure, drug manufacturers are also subject to extensive FDA regulations pertaining to registration, control of the manufacturing and distribution process, labeling and advertising of the product, and monitoring and reporting of adverse experiences involving use of the product. The FDA, as well as state authorities, has the right to conduct extensive on-site inspections of a company's facilities and its records to determine compliance with requirements of applicable laws and regulations.

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

         No assurance can be given that any required FDA or other governmental approval will be granted or, if granted, will not be withdrawn. Governmental regulation may prevent or substantially delay the marketing of Praxis' proposed products and cause Praxis to undertake costly procedures. This may furnish a competitive advantage to the more substantially capitalized companies with which Praxis plans to compete. In addition, the extent of potentially adverse government regulations that may arise from future administrative action or legislation cannot be predicted.

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

EMPLOYEES

         As of August 31, 2002, the Company did not have any full-time employees.

         The Company's opportunity for success depends largely upon the efforts, abilities, and decision-making of its directors and executive officers. The loss any of the Company's key personnel could, to varying degrees, have an adverse effect on its operations and research and development efforts. The loss of any one of them would have a material adverse affect on the Company.

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

                                                 BID PRICES
                                                  ----------
2001 FISCAL YEAR                       HIGH                         LOW
----------------                       ----                         ---
Quarter ending 08/31/00               $0.50                        $0.26
Quarter ending 11/30/00               $0.36                        $0.18
Quarter ending 02/28/01               $0.52                        $0.13
Quarter ending 05/31/01               $0.20                        $0.10

2002 FISCAL YEAR
----------------

Quarter ending 08/31/01               $0.23                        $0.06
Quarter ending 11/30/01               $0.22                        $0.07
Quarter ending 02/28/02               $0.14                        $0.07
Quarter ending 05/31/02               $0.10                        $0.06

2003 FISCAL YEAR
----------------

Quarter ending 08/31/02               $0.17                        $0.03

         On September 4, 2002, the closing bid price for the common stock was $0.14. The number of record holders of the common stock as of September 4, 2002, was 328 according to the Company's transfer agent. Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available therefor.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations for Praxis should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

         The Company's business is the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees. Praxis plans to develop novel drugs and cosmetics, and to commercialize these products through the formation of partnerships, strategic alliances and license agreements with pharmaceutical and cosmetic companies.

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

         Praxis' near-term goals are to raise the funds necessary for working capital and to develop strategic alliances with established pharmaceutical
companies  in  order  to  conduct   clinical   trials  and  to  market  approved
therapeutics.

RESULTS OF OPERATIONS

         The Company incurred a net loss of $152,673, as compared to net losses of $185,064 and $230,173 for the 2001 and 2000 fiscal years, respectively. The decrease in the net loss is due primarily to progressively decreased overall levels of activity. While project expenses have increased with each year, from $(9,452) in 2000 to $95,024 in 2002, administration expenses have exhibited the opposite trend and have decreased with each year.

         Administration expenses decreased by almost 64%, from $159,986 in 2001 to $57,649 in 2002. Most of the decrease was due to a gain on sale on Fairchild stock of $93,734 in 2002. Significant decreases occurred with bank charges and exchange ($23,028), professional fees ($13,360), and promotion and travel ($48,227), which were nearly offset by an increase of $77,303 in related party administration expenses.

         Administration expenses decreased by almost 25% from $212,627 in 2000 to $159,986 in 2001. The following expenses decreased: consulting by $16,500, office and secretarial by $4,601, professional fees by $8,680, promotion and travel by $10,310, and related party administration by $30,321. These decreases were offset by an increase in bank charges and exchange costs of $17,771.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. From inception to May 31, 2002, the Company had sold common stock for cash of $832,642 sold $50,000 of convertible debentures. In addition, the Company obtained $93,584 from the proceeds of the sale of Fairchild stock. From inception to May 31, 2002, operations have used $837,085 of cash provided by these sources.

         At May 31, 2002, the Company's working capital was a deficit of $59,542, as compared to a positive balance of $18,281 at May 31, 2001.

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

         The report of the Company's independent auditors on the financial statements for the year ended May 31, 2002, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. Praxis has suffered losses from operations, requires additional financing, and needs to continue the development of its products. Ultimately the Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to develop a commercially viable product. Even if the Company were able to develop a commercially viable product, there is no assurance that it would be able to attain profitable operations.

PLAN OF OPERATION

         The Company requires cash to support its operations for at least the next 12 months. The sale of Fairchild common stock may provide additional proceeds to fund operational costs. Praxis does not anticipate any change in the number of employees or the acquisition of plant or equipment in the next 12 months. It is the intention of management to seek an alliance with a larger pharmaceutical company to provide continued support for the development of the Company's technology targeted at wrinkles.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The officers and directors of the Company are as follows:

NAME                   AGE      POSITION
David Stadnyk           40       President, Secretary, Treasurer and director

Winston Cabell          30       Director


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

         DAVID STADNYK has been the President, Secretary, Treasurer and a director of Praxis since August 2002. He previously served as the Secretary and a director of the Company from June 19, 1998 to October 20, 2000. Mr. Stadnyk has diverse experience in corporate management and finance. He currently serves as the chairman of Grand Slam Radio which launched team 1040, Vancouver's first and only 24-hour sports radio station, and chairman of Stadnyk Corporate Group, a venture corporate finance and investment firm. Mr. Stadnyk was the chairman of Starlight Sports & Entertainment, a sports entertainment company that owned the Vancouver Whitecaps and Vancouver Breakers, professional soccer teams, from October 1999 to May 2002. He was also the president of A.C. Global Capital Group Corp., a CDNX-listed capital pool company, from July 1999 to September 2002. He has served as the Chairman, President, Secretary and a director of Goanna
Resources, Inc., a publicly listed mining company (now known as Fairchild International Corporation) from its inception in June 1997 to March 1999. He was the President and CEO of Alexander News International, a publicly traded newspaper publishing chain in Canada, from July 1994 to February 1997. Mr. Stadnyk was also a licensed stockbroker with Midland Walwyn Capital Inc., Yorkton Securities Inc., and Georgia Pacific Securities Corp. from 1988 to 1991 in Canada. From July 1997 to September 2000, Mr. Stadnyk has been the executive director of Alexander Cox & Co. based in Sydney, Australia and Vancouver, British Columbia, which engaged in financial consulting and venture capital funding. He is a graduate of the University of British Columbia.

         WINSTON CABELL has been a director of Praxis since August 2002. Mr. Cabell has been in the financial services industry since 1996. Since then, he has worked with various publicly traded companies. Duties have included investor relations and securing major financing for these companies. Prior to joining the financial services industry, Mr. Cabell spent 8 years on the professional squash circuit. Mr. Cabell is currently a director of a private oil and gas exploration company located in Canada.

         No other directorships are held by each director in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or any company registered as an investment company, under the Investment Company Act of 1940.

         Messrs. Stadnyk and Cabell may be deemed to be "promoters" and "control persons" of the Company, as that term in defined in the Securities Act of 1933. There are no other control persons.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         During the fiscal year ended May 31, 2002, Mr. Smart failed to file two reports on Form 4 (Statement of Changes in Beneficial Ownership) on a timely basis. These reports covered two sales transactions in June 2001 and the granting of stock options in November 2001. There were no other known failures to file a report required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION.

         The Company is not presently paying any executive compensation except for consulting fees to Messrs. Stadnyk and Cabell. On August 16, 2002, the Company granted options to purchase 300,000 shares of common stock at $0.035 per share to David Stadnyk and options to purchase 150,000 shares of common stock at $0.035 per share to Winston Cabell. See Item 12. Certain Relationships and Related Transactions. It has no long-term incentive plans. The Company does not pay directors for their services as such nor does it pay any director's fees for attendance at meetings. Directors are reimbursed for any expenses incurred by them in their performance as directors.

         There are no employment agreements with any of the Company's executive officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Company's common stock, as of September 4, 2002. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.

 NAME AND ADDRESS OF OWNER         NUMBER OF SHARES OWNED   PERCENT OF CLASS (1)

Dr. Brett Charlton                      1,100,000 (2)              8.2%
24/1-9 Totterdell Street
Belconnen, 2617 Australia

Dr. William Cowden                      1,000,000                  7.5%
56 Urambi Village
Darlington, NSW 2008 Australia

David Stadnyk                           1,050,000 (2)              7.3%
600 - 595 Hornby Street
Vancouver, BC  V6C 1A4 Canada

Winston Cabell                            300,000 (3)              2.2%
600 - 595 Hornby Street
Vancouver, BC V6C 1A4 Canada

Officers and directors as a group       1,350,000 (4)              9.2%
(2 persons)

------------
(1) Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from September 4, 2002, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 13,362,069 shares outstanding.

(2)   Includes 1,050,000 shares issuable upon the exercise of stock options.

(3)   Includes 300,000 shares issuable upon exercise of stock options.  See Item
      10. Executive Compensation.

(4)   Includes 1,350,000 shares issuable  upon exercise  of stock  options.  See
      Item 10. Executive Compensation.

CHANGES IN CONTROL

         We are not aware of any arrangements that may result in a change in control of Praxis.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of the end of the most recently completed fiscal year, May 31, 2002:

-------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
Plan category                       warrants and rights                rights                   future issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                1,332,220                      $0.15                       672,090
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            1,250,000                      $0.12                         -0-
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Total                                    2,582,220                      $0.14                       672,090
-------------------------------------------------------------------------------------------------------------------

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

         Options have been granted under this plan as follows:

         Granted..............................................    1,698,330
         Exercised............................................            0
         Cancelled/expired....................................            0
                                                              -------------
         Balance, May 31, 2000................................    1,698,330
                                                              -------------
         Granted..............................................      350,000
         Exercised............................................     (366,110)
         Cancelled/expired/relinquished.......................     (350,000)
                                                              -------------
         Balance, May 31, 2001................................    1,332,220
                                                              -------------
         Granted..............................................            0
         Exercised............................................            0
         Cancelled/expired....................................            0
                                                              -------------
         Balance, May 31, 2002................................    1,332,220
                                                              =============

         Options have been granted outside the plan as follows:

         Granted..............................................      800,000
         Exercised............................................            0
         Cancelled/expired....................................            0
                                                              -------------
         Balance, May 31, 2001................................      800,000
         Granted..............................................      950,000
         Exercised............................................     (500,000)
         Cancelled/expired....................................            0
                                                              -------------
         Balance, May 31, 2002................................    1,250,000
                                                              =============


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         ALEXANDER COX & CO. AND DAVID STADNYK. Alexander Cox & Co., a company owned and controlled by David Stadnyk, has advanced sums to the Company from time to time for working capital needs. At May 31, 2000, 2001, and 2002, $71,426, $11,558, and $2,974, respectively, were owed to Alexander Cox & Co. Cumulative amounts owed to Alexander Cox & Co. from the Company's inception to May 31, 2002, totaling $143,696, have been for the following: administration and office charges ($48,814) and expenses paid on behalf of the Company, such as research and development ($34,234); reorganization costs ($57,500); and professional fees ($3,148). As of May 31, 2002, the Company had repaid $140,722, leaving $2,974 owing at that date. Interest does not accrue and there is no date established for repayment.

         In addition, the Company has shared office facilities with Alexander Cox & Co. and other entities owned or controlled by David Stadnyk. The Company was charged for its proportional share of rent and administrative services. During the years ended May 31, 2000, 2001, and 2002, $nil, $30,321, and $77,303,
respectively, were paid for rent and services.

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

         As of February 28, 2001, as a result of Fairchild's uncertain financial condition and lateness in achievement of milestones by Praxis, Fairchild and Praxis agreed to terminate the Research, Development and Licence Agreement. Praxis had received only $162,500 of the funding and Fairchild had expressed doubt about its ability to continue the funding. Under the termination agreement, Praxis retained the 2,600,000 Fairchild shares and has agreed to pay Fairchild 30% of the net revenues from sales of the two applications in the field of use up to a maximum of $250,000 over the first three years of sales (the "Royalty Obligation"). Fairchild and Praxis have amended the termination agreement and have agreed that so long as Praxis pays Fairchild a total of $175,000 by May 31, 2003, that amount will be deemed to be in full and complete satisfaction of the Royalty Obligation.

         PAYMENTS TO OTHER RELATED PARTIES. During the years ended May 31, 2000, 2001, and 2002, $50,463, $nil, and $nil, respectively, were paid to Dr. William Cowden for consulting fees for services rendered in connection with the scientific conduct of research and development. During the years ended May 31, 2000, 2001, and 2002, the following were also paid by the Company for services rendered in connection with the scientific conduct of research and development:
Dr. Brett Charlton (an officer and director) - $7,331 and $nil; Neysa Investments Pty.

Ltd. (a company owned and controlled by Dr. Charlton) - $9,430, $9,723, and $13,124; and Sciworks (a company of which Dr. Cowden is a director) - $14,104, $10,510, and $12,114. During the fiscal year ended May 31, 2002, Dr. Cowden also provided services valued at $25,000, which will be paid by the issuance of common shares, valued at their publicly traded price.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
 REGULATION                                                           SEQUENTIAL
 S-B NUMBER                   EXHIBIT                                PAGE NUMBER
--------------------------------------------------------------------------------
    2.1        Stock Exchange Agreement with Micronetics, Inc. (1)       N/A
--------------------------------------------------------------------------------
    3.1        Articles of Incorporation, as amended and restated (1)    N/A
--------------------------------------------------------------------------------
    3.2        Bylaws (1)                                                N/A
--------------------------------------------------------------------------------
   10.1       Exclusive  Licence  Agreement dated October 14, 1999       N/A
              between Anutech Pty Ltd. and Praxis Pharmaceuticals
              Australia Pty Ltd. (1)
--------------------------------------------------------------------------------
   10.2       Licence Agreement dated October 14, 1999 between           N/A
              Anutech Pty Ltd. and Praxis Pharmaceuticals Inc (1)
--------------------------------------------------------------------------------
   10.3       Shareholders Agreement dated as of October 15, 1999,       N/A
              between Praxis Pharmaceuticals  Australia Pty Ltd.,
              Praxis Pharmaceuticals Inc., Perpetual Trustees
              Nominees Limited, and Rothschild Bioscience Managers
              Limited (1)
--------------------------------------------------------------------------------
   10.4       1999 Stock Option Plan (1)                                 N/A
--------------------------------------------------------------------------------
   10.5       Termination of License and Research & Development          N/A
              Agreement dated February 28, 2001 between Praxis
              Pharmaceuticals, Inc. and Fairchild International
              Inc. (2)
--------------------------------------------------------------------------------
   10.6       Agreement dated June 6, 2001 between Clearcoll Pty         N/A
              Ltd and Praxis Pharmaceuticals International Pty
              Ltd (3)
--------------------------------------------------------------------------------
   10.7       Amendment to Termination Agreement between Praxis
              Pharmaceuticals, Inc. and Fairchild International Inc.
--------------------------------------------------------------------------------
   10.8       Shareholders Agreement dated August 23, 2002 among
              Praxis Pharmaceuticals Inc., Perpetual Trustees
              Nominees Limited, Rothschild Bioscience Managers
              Limited, CM Capital Investments Pty Ltd, CIBC
              Australia VC Fund LLC, Mooroolbark Technology Pty
              Ltd, The Australian National University and Pharmaxis
              Pty Ltd, Dr. William Cowden and Dr. Brett Cowden
--------------------------------------------------------------------------------
    21        Subsidiaries of the registrant (1)                         N/A
--------------------------------------------------------------------------------
    99        Certification Pursuant to 18 U.S.C. Section 1350 as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002
--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2) Incorporated by reference to the exhibits filed to the registrant's current report on Form 8-K dated February 28, 2001.
(3) Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2001.

         No reports on Form 8-K were filed during the last quarter of the period covered by this report.

ITEM 14. CONTROLS AND PROCEDURES.

         The Company has recently evaluated its internal controls. As of September 10, 2002, there were no significant corrective actions taken by us or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PRAXIS PHARMACEUTICALS, INC.



Date:  September 13, 2002              By:  /s/ DAVID STADNYK
                                          --------------------------------------
                                              David Stadnyk, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            SIGNATURE                                      TITLE                              DATE

                                            President, Secretary and director
/s/ DAVID STADNYK                           (Principal Executive, Financial, and        September 13, 2002
-------------------------------------       Accounting Officer)                         ------------------
David Stadnyk


/s/ WINSTON CABELL                          Director                                    September 13, 2002
-------------------------------------                                                   ------------------
Winston Cabell


                                  CERTIFICATION

I, David Stadnyk, certify that:

1. I have reviewed this annual report on Form 10-KSB of Praxis Pharmaceuticals Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 13, 2002
                                         /s/ DAVID STADNYK
                                        ----------------------------------------
                                        David Stadnyk, Principal Executive and
                                        Financial Officer

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002


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
VANCOUVER, B.C., CANADA V6C 1C8         EMAIL:         email@steele-co.ca







                          INDEPENDENT AUDITORS' REPORT


TO THE SHAREHOLDERS OF
PRAXIS PHARMACEUTICALS INC.



We have audited the accompanying consolidated balance sheets of Praxis Pharmaceuticals Inc. (a development stage company) as of May 31, 2002 and 2001 and the related consolidated statements of operations and deficit, changes in stockholders' equity and cash flows for the periods ended May 31, 2002, 2001 and 1999 and cumulative to May 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Praxis Pharmaceuticals Inc. As of May 31, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three year period ended May 31, 2002 and cumulative to May 31, 2002, in conformity with u.S. Generally accepted accounting principles.

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



                                                           /s/ Steele & Co.
Vancouver, Canada                                         "STEELE & CO."
August 27, 2002                                           CHARTERED ACCOUNTANTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                              MAY 31, 2002 AND 2001

                           (EXPRESSED IN U.S. DOLLARS)




                                                                           2002              2001
                                                                           ----              ----
ASSETS

   CURRENT
      CASH (NOTE 7)                                                   $      46,655     $     100,779
      OTHER RECEIVABLE                                                        7,063             1,545
                                                                      --------------    --------------
                                                                             53,718           102,324
   INVESTMENTS (NOTE 3)                                                           2                 2
                                                                      --------------    --------------
                                                                      $      53,720     $     102,326
                                                                      ==============    ==============

LIABILITIES

   CURRENT
      ACCOUNTS PAYABLE                                                $     110,286     $      72,485
      OWING TO RELATED PARTIES (NOTE 4)                                       2,974            11,558
                                                                      --------------    --------------
                                                                            113,260            84,043
                                                                      --------------    --------------

STOCKHOLDERS' EQUITY (DEFICIENCY)

  SHARE CAPITAL (NOTE 5)
     AUTHORIZED
       10,000,000 PREFERRED SHARES WITH A PAR VALUE
                  OF $.001 PER SHARE
       50,000,000 COMMON SHARES WITH A PAR VALUE
                  OF $.001 PER SHARE
     ISSUED AND PAID IN CAPITAL
       13,362,069 COMMON SHARES
         (2001 - 12,862,069 COMMON SHARES)                                1,212,057         1,162,057

  SHARE SUBSCRIPTIONS                                                        25,000                 -

  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                       (1,296,597)       (1,143,774)
                                                                      --------------    --------------
TOTAL STOCKHOLDERS' EQUITY                                                  (59,540)           18,283
                                                                      --------------    --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $      53,720     $     102,326
                                                                      ==============    ==============

APPROVED BY THE DIRECTORS



-------------------------------


-------------------------------

    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                 FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


                                                  CUMULATIVE
                                                  TO MAY 31,                      YEARS ENDED MAY 31,
                                                     2002              2002               2001              2000
                                                     ----              ----               ----              ----
PROJECT EXPENSES
       RESEARCH AGREEMENT
        AMENDMENT                               $      45,000      $           -     $           -      $          -
       RESEARCH COSTS                                 255,883             26,807                 -            86,604
       PATENT COSTS                                     8,710              1,045             4,845                 -
       RECOVERED COSTS
         CASH                                        (135,594)                 -                 -          (135,594)
         INVESTMENT CONSIDERATION                     (26,000)                 -                 -           (26,000)
       RELATED PARTY CONSULTING FEES                  136,009             50,238            20,233            65,538
       ROYALTIES                                       16,934             16,934                 -                 -
                                                --------------     --------------    --------------     -------------
                                                      300,942             95,024            25,078            (9,452)
                                                --------------     --------------    --------------     -------------

ADMINISTRATION EXPENSES
       BANK CHARGES AND EXCHANGE                       17,679             (4,352)           18,676               905
       CONSULTING                                     257,858                  -                 -            16,500
       FINDERS FEES                                     7,500                  -                 -                 -
       INTEREST ON CONVERTIBLE
        DEBENTURES                                     16,667                  -                 -                 -
       OFFICE AND SECRETARIAL                          43,233             10,451             6,742            11,343
       PROFESSIONAL FEES                              161,592             27,902            46,262            54,942
       PROMOTION AND TRAVEL                           306,595             40,079            88,306            98,616
       RELATED PARTY ADMINISTRATION                   126,117             77,303                 -            30,321
       GAIN ON SALE OF INVESTMENTS                    (93,734)           (93,734)                -                 -
                                                --------------     --------------    --------------     -------------
                                                      843,507             57,649           159,986           212,627
                                                --------------     --------------    --------------     -------------

LOSS FROM OPERATIONS                                1,144,449            152,673           185,064           203,175
EQUITY SHARE IN LOSS OF
 INVESTEES (NOTE 2)                                    26,998                  -                 -            26,998
                                                --------------     --------------    --------------     -------------
NET LOSS FOR THE PERIOD                             1,171,447            152,673           185,064           230,173
DEFICIT BEGINNING OF THE PERIOD                             -          1,143,774           958,710           728,537
RE-ORGANIZATION COSTS                                 125,000                  -                 -                 -
LOSS ON SALE OF TREASURY SHARES                           150                150                 -                 -
                                                --------------     --------------    --------------     -------------
DEFICIT END OF THE PERIOD                       $   1,296,597      $   1,296,597     $   1,143,774      $    958,710
                                                ==============     ==============    ==============     =============


BASIC LOSS PER SHARE                                               $         .01     $         .01      $        .02
                                                                   ==============    ==============     =============

WEIGHTED AVERAGE NUMBER OF
OUTSTANDING COMMON SHARES                                             13,278,735        12,587,486        11,555,542
                                                                   ==============    ==============     =============




    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)


                                                                CAPITAL IN                                                  TOTAL
                                      COMMON SHARES              EXCESS OF             SHARE                                STOCK-
                                                                    PAR               SUBSCRIP-                            HOLDERS'
                                 SHARES           AMOUNT           VALUE                TIONS             DEFICIT           EQUITY
Stockholders' equity
(deficiency) at May 31,
1999                           10,722,209      $   10,721      $   671,419      $       30,000        $   (728,537)    $    (16,397)

Common shares
 Issued for cash
    @ $.05 per share              600,000             600           29,400             (30,000)                  -                -
    @ $.20 per share              250,000             250           49,750                   -                   -           50,000
    @ $.40 per share              250,000             250           99,750                   -                   -          100,000

Share subscriptions                     -               -                -             220,500                   -          220,500

Net loss for the year                   -               -                -                   -            (230,173)        (230,173)
                             -------------     -----------     ------------     ---------------       -------------    -------------

Stockholders' equity
 (deficiency) at May 31,
  2000                         11,822,209          11,821          850,319             220,500            (958,710)         123,930

Common shares
 Issued for cash
    @ $.40 per share              612,500             612          244,388            (220,500)                  -           24,500
    @ $.15 per share              366,110             366           54,551                   -                   -           54,917

    Finders fee                         -               -          (24,500)                  -                   -          (24,500)

 Issued for finders fee            61,250              61           24,439                   -                   -           24,500
Net loss for the year                   -               -                -                   -            (185,064)        (185,064)
                             -------------     -----------    -------------     ---------------       -------------    -------------

Stockholders' equity
(deficiency) at May 31,
2001                           12,862,069          12,860        1,149,197                   -          (1,143,774)          18,283

Common shares
 Issued for cash
    @ $.10 per share              500,000             500           49,500                   -                   -           50,000
Share subscriptions                     -               -                -              25,000                   -           25,000

Net loss for the year                   -               -                -                   -            (152,673)        (152,673)

Loss on sale of treasury
shares                                  -               -                -                   -                (150)            (150)
                             -------------     -----------    -------------     ---------------       -------------    -------------
Stockholders' equity
(deficiency) at May 31,
2002                           13,362,069      $   13,360     $  1,198,697      $       25,000        $ (1,296,597)    $    (59,540)
                             =============     ===========    =============     ===============       =============    =============



    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED MAY 31, 2002, 2001 AND 2000

                           (EXPRESSED IN U.S. DOLLARS)



                                                         CUMULATIVE
                                                         TO MAY 31,                      YEARS ENDED MAY 31,
                                                            2002                2002             2001              2000
                                                            ----                ----             ----              ----
CASH PROVIDED (USED) BY

  OPERATING ACTIVITIES
    NET LOSS FOR THE PERIOD                          $    (1,171,447)     $    (152,673)    $    (185,064)    $    (230,173)
    NON-CASH ITEMS
      GAIN ON SALE OF INVESTMENTS                            (93,734)           (93,734)                -                 -
      INVESTMENT
       CONSIDERATION FOR
        RECOVERED COSTS                                      (26,000)                 -                 -           (26,000)
      ISSUE OF SHARES FOR
        SERVICES                                             262,208             25,000                 -                 -
        RESEARCH AGREEMENT                                    45,000                  -                 -                 -
      INTEREST ON CONVERTIBLE
       DEBENTURES                                             16,667                  -                 -                 -
      EQUITY SHARE IN LOSS OF
       INVESTEES                                              26,998                  -                 -            26,998
    CHANGE IN NON-CASH
     OPERATING ITEM
      OTHER RECEIVABLE                                        (7,063)            (5,518)           47,203           (48,748)
      ACCOUNTS PAYABLE                                       110,286             37,801            21,967            43,690
                                                     ----------------     --------------    --------------    --------------
                                                            (837,085)          (189,124)         (115,894)         (234,233)
                                                     ----------------     --------------    --------------    --------------
  INVESTING ACTIVITIES
    PROCEEDS ON SALE OF INVESTMENTS
     AND TREASURY SHARES                                      93,584             93,584                 -                 -
    INVESTMENT IN EQUITY AFFILIATE                            (1,000)                 -                 -            (1,000)
                                                     ----------------     --------------    --------------    --------------
                                                              92,584             93,584                 -            (1,000)
                                                     ----------------     --------------    --------------    --------------
  FINANCING ACTIVITIES
    OWING TO RELATED PARTIES                                   2,974             (8,584)          (59,868)          (41,656)
    SHARE CAPITAL ISSUED
      FOR CASH                                               832,642             50,000           299,917           180,000
      FOR CONVERSION OF DEBENTURES                            50,000                  -                 -                 -
    SHARE SUBSCRIPTIONS                                            -                  -          (220,500)          190,500
    RE-ORGANIZATION COSTS                                    (94,460)                 -                 -                 -
                                                     ----------------     --------------    --------------    --------------
                                                             791,156             41,416            19,549           328,844
                                                     ----------------     --------------    --------------    --------------
CHANGE IN CASH FOR THE PERIOD                                 46,655            (54,124)          (96,345)           93,611

CASH BEGINNING OF THE PERIOD                                       -            100,779           197,124           103,513
                                                     ----------------     --------------    --------------    --------------
CASH END OF THE PERIOD                               $        46,655      $      46,655     $     100,779     $     197,124
                                                     ================     ==============    ==============    ===============



   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)



1.   ACCOUNTING POLICIES

     a.  Investments and Basis of Presentation

         i. These consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Praxis Pharmaceuticals International Pty. Ltd., a private company registered in Australia. Praxis Pharmaceuticals Inc. (a Nevada corporation) has been merged with the Company.

         ii. The Company accounts for its investment in Praxis Pharmaceuticals Australia Pty. Limited, a private company, and Fairchild International Corporation, a listed company, using the equity method of accounting. Effective June 1, 2001, the Company discontinued consolidation of these investee companies. The investee companies are currently in the development stage and the equity in these companies is represented by unexpended funds committed for research and development. The net assets of the investees are unlikely to accrue to the Company during the development stage. Accordingly, management is of the opinion that additional recognition is not required or meaningful in the accounts for the Company's equity share of earnings, losses or change in share capital until the investees advance past the development stage.

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

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)



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

         The Company reduced the exercise price of options to acquire 1,332,220 shares to $.15 per share (previously $.41 per share). As a result, the provisions of FASB Interpretation Bulletin No. 44 relating to variable accounting will apply when the share public trading price exceeds the revised exercise price. The Company will incur compensation expense measured in each accounting period for these options, calculated at the difference between the share price and the exercise price.

2.   GOING CONCERN CONSIDERATIONS

     As at May 31, 2002, the Company had not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company suffered losses from operations of $152,673, $185,064 and $230,173 for the years ended May 31, 2002, 2001 and 2000.

3.   INVESTMENTS AND RESEARCH AND DEVELOPMENT

     a.  Praxis Pharmaceuticals Australia Pty. Limited - $1

         The Company's investment in 1,400,000 ordinary shares has been adjusted to reflect losses sustained by the investee and represents a potentially diluted interest of less than 20%. The Company expenses its share of research and development funding when advanced.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)


3.   INVESTMENTS AND RESEARCH AND DEVELOPMENT (CONTINUED)

     b.  Fairchild International Corp. - $1

         The Company's investment in 2,120,000 common shares has been adjusted to reflect losses sustained by the investee and represents an interest of 11%. The Company licensed certain rights to Fairchild International Corp., a listed company with common shareholders and, as consideration, received 2,600,000 common shares and a commitment for the reimbursement of research and development funding. The parties terminated the agreement in 2001. As consideration for efforts made, shares and cash received, the Company is obligated to pay a 30% net revenue royalty from licensed production. The royalty will be considered satisfied by the payment of two-thirds of the proceeds from the sale of these shares to a maximum of $175,000 by May 31, 2003.

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


                                          CUMULATIVE
                                          TO MAY 31,                         YEARS ENDED MAY 31,
                                             2002                 2002                2001                2000
                                       -----------------   ----------------------------------------------------------
Administration and
 office charges                        $      48,814       $          -         $         -        $     30,321
Payments on behalf of
  Re-organization costs                       57,500                  -                   -                   -
  Professional fees                            3,148                  -                   -                   -
  Research and development
  advances                                    34,234                  -                   -                   -
  Cash repayments                           (140,722)            (8,584)             (59,868)           (71,977)
                                       --------------      -------------        -------------      -------------

                                       $       2,974       $     (8,584)        $    (59,868)      $    (41,656)
                                       ==============      =============        =============      =============

5.   SHARE CAPITAL

     a.  Authorized

           50,000,Common shares with a par value of $.001 per share 10,000,Preferred shares with a par value of $.001 per share

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)




5.   SHARE CAPITAL (CONTINUED)

     b.  Common Shares Issued                                                       SHARES       CONSIDERATION
                                                                                    ------       -------------
              Shares of Praxis Pharmaceuticals Inc. (a Nevada
              corporation) issued for cash and exchanged for shares of
              Micronetics, Inc.                                                   5,000,000     $       5,000
              Outstanding shares of  Micronetics, Inc. at date of
              acquisition with a nominal value                                      100,202                 -
              For re-organization costs                                             305,403            30,540
                                                                                ------------    --------------

              Balance at completion of business re-organization                   5,405,605            35,540
              For cash                                                            1,298,783           297,725
              For services                                                        3,099,832           237,208
              For debenture conversion                                              617,989            50,000
              Additional paid in capital                                                  -            16,667
              For research agreement amendment                                      300,000            45,000
                                                                                ------------    --------------

              Balance at May 31, 1999                                            10,722,209           682,140
              For cash                                                            1,100,000           180,000
                                                                                ------------    --------------

              Balance at May 31, 2000                                            11,822,209           862,140

              For cash                                                              978,610           299,917
              For finders fees                                                       61,250                 -
                                                                                ------------    --------------

              Balance at May 31, 2001                                            12,862,069         1,162,057
              For cash                                                              500,000            50,000
                                                                                ------------    --------------

              Balance at May 31, 2002                                            13,362,069     $   1,212,057
                                                                                ============    ==============

     c.  Share Subscriptions

         Services of $25,000 provided by a director will be paid by the issuance of common shares valued at their publicly traded price.

                           PRAXIS PHARMACEUTICALS INC.
                          (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                                  MAY 31, 2002
                           (EXPRESSED IN U.S. DOLLARS)




5.   SHARE CAPITAL (CONTINUED)

     d.  Incentive Stock Options


     BALANCE                                         BALANCE
     MAY 31,          ISSUED/                        MAY 31,        EXERCISE
      2001          (CANCELLED)      EXERCISED        2002            PRICE              EXPIRY DATE
  -----------     --------------   ------------   --------------  ------------     ------------------------
                                                                                   January 9, 2006
   1,332,200               -                -        1,332,220    $     .15        (subsequently cancelled)
     800,000               -         (500,000)         300,000    $     .10        May 24, 2006
           -         750,000                -          750,000    $     .14        November 1, 2004
           -         200,000                -          200,000    $     .08        April 2, 2005
  -----------     -----------      -----------    -------------

   2,132,200         950,000         (500,000)       2,582,220
  ===========     ===========      ===========    =============

         Subsequent to the year end, the Company granted incentive stock options to acquire 1,550,000 shares at $.035 per share to August 16, 2005.

6.   INCOME TAXES

     The Company has incurred operating losses in multiple tax jurisdictions which are available to reduce future years' taxable income. No future benefits have been recognized in the accounts.

7.   SEGMENTED INFORMATION

     a.  Cash

         The Company maintains its cash balance in various currencies. At the year end, the U.S. dollar equivalents were as follows.


                                                     2002                2001
                                                     ----                ----

            U.S. dollars                        $       12           $    1,420
            Australian dollars                      46,643               99,359
                                                -----------          -----------

                                                $   46,655           $  100,779
                                                ===========          ===========

     b.  Geographic Segments

         The Company's activities are all in the one industry segment of the research and development of pharmaceutical products. The research and development is carried out in Australia.