Form 10QSB
period 2002-08-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2002-10-21
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: August 31, 2002

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT
         For the transition period from _________________ to ________________


                         Commission file number 0-28627


                           PRAXIS PHARMACEUTICALS INC.
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


                                 (604) 688-6050
                           (Issuer's telephone number)


                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            13,362,069 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 AUGUST 31, 2002


  Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                  -----    -----

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2002

                           (EXPRESSED IN U.S. DOLLARS)





                                    UNAUDITED

STEELE & CO.*
CHARTERED ACCOUNTANTS
*Representing incorporated professionals


                        SUITE 808           TELEPHONE:  (604) 687-8808
         808 WEST HASTINGS STREET           TELEFAX:  (604) 687-2702
 VANCOUVER, B.C., CANADA  VC6 1C8           EMAIL:  email@steele-co.ca





                         INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS OF
PRAXIS PHARMACEUTICALS, INC.
(a development stage company)



We have reviewed the accompanying consolidated balance sheet of Praxis Pharmaceuticals, Inc. (a development stage company) as of August 31, 2002 and the related interim consolidated statements of operations and deficit and cash flow for the three months ended August 31, 2002 and 2001 and cumulative to August 31, 2002. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Praxis Pharmaceuticals, Inc. as of May 31, 2002 and the related consolidated statements of operations and deficit and cash flow for the year then ended (not presented herein); and in our report dated August 27, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of May 31, 2002 is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.



                                                           /s/ Steele & Co.

Vancouver, Canada                                          "STEELE & CO."
October 11, 2002                                           CHARTERED ACCOUNTANTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEETS

                           (EXPRESSED IN U.S. DOLLARS)

                                                                       AUGUST 31,            MAY 31,
                                                                          2002                2002
                                                                          ----                ----
ASSETS

CURRENT
  CASH (NOTE 3)                                                   $         22,128     $         46,655
  OTHER RECEIVABLE                                                           2,105                7,063
                                                                  -----------------    -----------------
                                                                            24,233               53,718
INVESTMENTS                                                                      2                    2
                                                                  -----------------    -----------------
                                                                  $         24,235     $         53,720
                                                                  =================    =================
LIABILITIES

CURRENT
  ACCOUNTS PAYABLE                                                $        107,205     $        110,286
  OWING TO RELATED PARTIES                                                  13,159                2,974
                                                                  -----------------    -----------------
                                                                           120,364              113,260
                                                                  -----------------    -----------------
STOCKHOLDERS' EQUITY

SHARE CAPITAL (NOTE 2)

AUTHORIZED
  50,000,000 COMMON SHARES WITH A PAR VALUE
             OF $.001 PER SHARE
  10,000,000 PREFERRED SHARES WITH A PAR
             VALUE OF $.001 PER SHARE
ISSUED AND PAID IN CAPITAL                                               1,212,057            1,212,057
  13,362,069 COMMON SHARES
  (13,362,069 COMMON SHARES - MAY 2002)
SHARE SUBSCRIPTIONS                                                         50,000               25,000
DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                        (1,358,186)          (1,296,597)
                                                                  -----------------    -----------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                    (96,129)             (59,540)
                                                                  -----------------    -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $         24,235     $         53,720
                                                                  =================    =================


APPROVED BY THE DIRECTORS

   -----------------------------

   -----------------------------

                                    UNAUDITED

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT

                           (EXPRESSED IN U.S. DOLLARS)

                                                          CUMULATIVE
                                                              TO                       THREE MONTHS ENDED
                                                           AUGUST 31                        AUGUST 31
                                                             2002                    2002              2001
                                                             ----                    ----              ----
PROJECT EXPENSES

   RESEARCH AGREEMENT AMENDMENT                      $         45,000         $            -      $          -
   RESEARCH ADVANCES                                          255,883                      -                 -
   PATENT COSTS                                                 9,668                    958                 -
   RELATED PARTY CONSULTING FEES                              161,009                 25,000            31,122
   ROYALTIES                                                   16,934                      -                 -
   RECOVERED COSTS
     CASH                                                    (135,594)                     -                 -
     INVESTMENT CONSIDERATION                                 (26,000)                     -                 -
                                                     -----------------        ---------------     -------------
                                                              326,900                 25,958            31,122
                                                     -----------------        ---------------     -------------
ADMINISTRATION

   BANK CHARGES AND EXCHANGE                                   19,438                  1,759            (3,488)
   CONSULTING                                                 257,858                      -            26,149
   FINDERS FEES                                                 7,500                      -                 -
   INTEREST ON CONVERTIBLE DEBENTURES                          16,667                      -                 -
   OFFICE AND SECRETARIAL                                      45,779                  2,546             3,574
   PROFESSIONAL FEES                                          176,878                 15,286             4,434
   PROMOTION AND TRAVEL                                       311,635                  5,040               460
   RELATED PARTY ADMINISTRATION CHARGES                       137,117                 11,000            10,000
   GAIN ON SALE OF INVESTMENTS                                (93,734)                     -           (51,091)
                                                     -----------------        ---------------     -------------
                                                              879,138                 35,631            (9,962)
                                                     -----------------        ---------------     -------------
LOSS FROM OPERATIONS                                        1,206,038                 61,589            21,160
EQUITY SHARE IN LOSS OF INVESTEES                              26,998                      -                 -
                                                     -----------------        ---------------     -------------
NET LOSS FOR THE PERIOD                                     1,233,036                 61,589            21,160
DEFICIT BEGINNING OF THE PERIOD                                     -              1,296,597         1,143,774
REORGANIZATION COSTS                                          125,000                      -                 -
LOSS ON SALE OF TREASURY SHARES                                   150                      -                 -
                                                     -----------------        ---------------     -------------
DEFICIT END OF THE PERIOD                            $      1,358,186         $    1,358,186      $  1,164,934
                                                     =================        ===============     =============

BASIC LOSS PER SHARE                                                          $          .01      $        .01
                                                                              ===============     =============

WEIGHTED AVERAGE NUMBER OF                                                        13,362,069        13,028,735
   OUTSTANDING COMMON SHARES                                                  ===============     =============




                                    UNAUDITED

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

                           (EXPRESSED IN U.S. DOLLARS)


                                                                    CUMULATIVE
                                                                        TO                  THREE MONTHS ENDED
                                                                     AUGUST 31                  AUGUST 31
                                                                       2002             2002                  2001
                                                                       ----             ----                  ----
CASH PROVIDED (USED) BY

OPERATING ACTIVITIES

  NET LOSS FOR THE PERIOD                                      $    (1,233,036)    $      (61,589)     $     (21,160)
  NON-CASH ITEMS
    GAIN ON SALE OF INVESTMENTS                                        (93,734)                 -            (51,091)
    INVESTMENT CONSIDERATION FOR
    RECOVERED COSTS                                                    (26,000)                 -                  -
    ISSUE OF SHARES FOR
      SERVICES                                                         287,208             25,000             25,000
      RESEARCH AGREEMENT                                                45,000                  -                  -
    INTEREST ON CONVERTIBLE DEBENTURES                                  16,667                  -                  -
    EQUITY SHARE IN LOSS OF INVESTEES                                   26,998                  -                  -
  CHANGE IN NON-CASH OPERATING ITEMS
    OTHER RECEIVABLE                                                    (2,105)             4,958            (40,455)
    ACCOUNTS PAYABLE                                                   107,205             (3,081)            (9,004)
                                                               -----------------   ---------------     --------------

                                                                      (871,797)           (34,712)           (96,710)
                                                               -----------------   ---------------     --------------

INVESTING ACTIVITIES

  INVESTMENT IN EQUITY AFFILIATE                                        (1,000)                 -                  -
  PROCEEDS ON SALE OF INVESTMENTS                                       93,584                  -             51,091
                                                               -----------------   ---------------     --------------

                                                                        92,584                  -             51,091
                                                               -----------------   ---------------     --------------

FINANCING ACTIVITIES

  OWING TO RELATED PARTIES                                              13,159             10,185             (8,884)
  SHARE CAPITAL ISSUED
    FOR CASH                                                           832,642                  -             50,000
    FOR CONVERSION OF DEBENTURES                                        50,000                  -                  -
  REORGANIZATION COSTS                                                 (94,460)                 -                  -
                                                               -----------------   ---------------     --------------

                                                                       801,341             10,185             41,116
                                                               -----------------   ---------------     --------------

CHANGE IN CASH FOR THE PERIOD                                           22,128            (24,527)            (4,503)
CASH BEGINNING OF THE PERIOD                                                 -             46,655            100,779
                                                               -----------------   ---------------     --------------

CASH END OF THE PERIOD                                         $        22,128     $       22,128      $      96,276
                                                               =================   ===============     ==============


                                    UNAUDITED

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 AUGUST 31, 2002




1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of Praxis Pharmaceuticals, Inc. (Praxis) include the accounts of Praxis and its wholly-owned subsidiary, Praxis Pharmaceuticals (International) Pty. Limited., a private company registered in Australia. These financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended May 31, 2002 and included with Praxis' annual report Form 10-KSB. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the three-month periods ended August 31, 2002 and 2001. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.   SHARE CAPITAL

     a.  Authorized

            50,000,000 Common shares with a par value of $.001 per share 10,000,000 Preferred shares with a par value of $.001 per share

     b.  Issued and Paid In Capital                  SHARES        CONSIDERATION
                                                     ------        -------------

         Balance at May 31 and August 31, 2002     13,362,069      $   1,212,057
                                                   ==========      =============
     c.  Incentive Stock Options and Warrants

         The exercise price of stock options is not less than the quoted market value of the shares on the date the options were granted or repriced. Accordingly, no stock option compensation has been recognized in the financial statements.

         OUTSTANDING      ISSUED       OUTSTANDING
         MAY 31, 2002    (LAPSED)    AUGUST 31, 2002    TERMS
         ------------    --------    ---------------    -----


          1,332,220    (1,332,220)                -     $.15 to January 9, 2006
                                                        (cancelled)
            300,000             -           300,000     $.10 to May 24, 2006
            750,000             -           750,000     $.14 to November 1, 2004
            200,000             -           200,000     $.08 to April 2, 2005
                  -     1,550,000         1,550,000     $.035 to August 16, 2005
         ----------    ----------        ----------

          2,582,220       217,780         2,800,000
         ==========    ==========        ==========


                                    UNAUDITED

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2002



2.   SHARE CAPITAL (CONTINUED)

     d.  Share Subscriptions and Private Placements

         Research and development services of $50,000 provided by two directors will be paid by the issuance of common shares valued at their publicly traded price.

         The director's have approved a private placement of up to 2,000,000 common shares at $0.032/share.

3.   SEGMENTED INFORMATION

     a.  Cash

         The Company maintains its cash balance in U.S., Canadian and Australian currencies. At the period end, the U.S. dollar equivalents were as follows:

                                               AUGUST 31,           MAY 31,
                                                 2002                2002
                                                 ----                ----

         Canadian dollars                     $        -          $        -
         U.S. dollars                              1,231                  12
         Australian dollars                       20,897              46,643
                                              -----------         -----------

                                              $   22,128          $   46,655
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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the three months ended August 31, 2002 was $61,589 as compared to $21,160 during the comparable three-month period in 2001. During 2001, the Company realized a gain of $51,091 from the sale of Fairchild International stock, thereby reducing its net loss for the three months ended August 31, 2001. Without giving effect to this gain, administration expenses were $41,129 for the three months ended August 13, 2001. This compares to $35,631 for the comparable period in 2002. During 2002, non-related party consulting fees decreased by $26,149, while professional fees increased by $10,852, as compared to 2001.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,358,186 at August 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through August 31, 2002, the Company has sold stock for cash of $832,642. The sale of Fairchild shares has provided cash of $93,584.

At August 31, 2002, the Company's working capital was a deficit of $96,131, as compared to a deficit of $59,542 at May 31, 2002. The decrease in working capital was due primarily to the decrease in cash used for operations.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended May 31, 2002, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) government regulations particularly those related to the pharmaceutical industry; (5) required accounting changes; (6) disputes or claims regarding the Company's intellectual property interests; and (7) other factors over which the Company has little or no control.


ITEM 3.  CONTROLS AND PROCEDURES

The Company has recently evaluated its internal controls. As of October 21, 2002, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

            Not Applicable.

ITEM 5.     OTHER INFORMATION

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            A)       EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                       EXHIBIT                             PAGE NUMBER
--------------------------------------------------------------------------------
   2.1        Stock Exchange Agreement with Micronetics, Inc. (1)         N/A
--------------------------------------------------------------------------------
   3.1        Articles of Incorporation, as amended and restated (1)      N/A
--------------------------------------------------------------------------------
   3.2        Bylaws (1)                                                  N/A
--------------------------------------------------------------------------------
  10.1        Exclusive Licence Agreement dated October 14, 1999          N/A
              between Anutech Pty Ltd. and Praxis Pharmaceuticals
              Australia Pty Ltd. (1)
--------------------------------------------------------------------------------
  10.2        Licence Agreement dated October 14, 1999 between            N/A
              Anutech Pty Ltd. and Praxis Pharmaceuticals Inc (1)
--------------------------------------------------------------------------------
  10.3        Shareholders Agreement dated as of October 15, 1999,        N/A
              between Praxis Pharmaceuticals Australia Pty Ltd.,
              Praxis Pharmaceuticals Inc., Perpetual Trustees
              Nominees Limited, and Rothschild Bioscience Managers
              Limited (1)
--------------------------------------------------------------------------------
  10.4        1999 Stock Option Plan (1)                                  N/A
--------------------------------------------------------------------------------
  10.5        Termination of License and Research & Development           N/A
              Agreement dated February 28, 2001 between Praxis
              Pharmaceuticals Inc. and Fairchild International
              Inc. (2)
--------------------------------------------------------------------------------
  10.6        Agreement dated June 6, 2001 between Clearcoll Pty          N/A
              Ltd and Praxis Pharmaceuticals International Pty
              Ltd (3)
--------------------------------------------------------------------------------
  10.7        Amendment to Termination Agreement between Praxis           N/A
              Pharmaceuticals Inc. and Fairchild International
              Inc. (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                       EXHIBIT                             PAGE NUMBER
--------------------------------------------------------------------------------
  10.8        Shareholders Agreement dated August 23, 2002 among          N/A
              Praxis Pharmaceuticals Inc., Perpetual Trustees
              Nominees Limited, Rothschild Bioscience Managers
              Limited, CM Capital Investments Pty Ltd, CIBC Australia
              VC Fund LLC, Mooroolbark Technology Pty Ltd, The
              Australian National University and Pharmaxis Pty Ltd,
              Dr. William Cowden and Dr. Brett Cowden (4)
--------------------------------------------------------------------------------
   21         Subsidiaries of the registrant (1)                          N/A
--------------------------------------------------------------------------------
   99         Certification Pursuant to 18 U.S.C. Section 1350 as          13
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002
--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2) Incorporated by reference to the exhibits filed to the registrant's current report on Form 8-K dated February 28, 2001.
(3) Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2001.
(4) Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.

     B)    REPORTS ON FORM 8-K:

           None.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              PRAXIS PHARMACEUTICALS INC.
                                              (Registrant)


Date:  October 21, 2002                       By:  /s/ David Stadnyk
                                                 -------------------------------
                                                  David Stadnyk, President
                                                  (Principal financial officer)

                                  CERTIFICATION

I, David Stadnyk, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Praxis Pharmaceuticals Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    October 21, 2002

                                            /s/ David Stadnyk
                                        ----------------------------------------
                                        David Stadnyk, Principal Executive and
                                        Financial Officer

                                   EXHIBIT 99

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Praxis Pharmaceuticals Inc. (the "Company") on Form 10-QSB for the period ending August 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Stadnyk, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


/s/ David Stadnyk
------------------------------------------
David Stadnyk
Chief Executive Officer and
Chief Financial Officer