Form 10QSB
period 2002-11-30
PRAXIS PHARMACEUTICALS INC/CN
filed 2003-01-21
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: November 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(D) OF THE EXCHANGE ACT For the transition period from _______________ to ________________


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
            14,392,069 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                NOVEMBER 30, 2002


 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002

                           (EXPRESSED IN U.S. DOLLARS)





                                    UNAUDITED

STEELE & CO.*
CHARTERED ACCOUNTANTS
*Representing incorported professionals

                     SUITE 808       TELEPHONE:  (604) 687-8808
      808 WEST HASTINGS STREET       TELEFAX:  (604) 687-2702
VANCOUVER, B.C. CANADA V6C 1C8       EMAIL:  email@steele-co.ca





INDEPENDENT ACCOUNTANTS' REPORT


TO THE BOARD OF DIRECTORS OF
PRAXIS PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)



We have reviewed the accompanying consolidated balance sheet of Praxis Pharmaceuticals, Inc. (a development stage company) as of November 30, 2002 and the related interim consolidated statements of operations and deficit and cash flow for the six months ended November 30, 2002 and 2001 and cumulative to
November 30, 2002. These consolidated financial statements are the responsibility of the Company's management.

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


                                                           /s/ STEELE & CO.

Vancouver, Canada                                          "STEELE & CO."
January 16, 2003                                           CHARTERED ACCOUNTANTS

PRAXIS PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)


                                                                   NOVEMBER 30             MAY 31
                                                                       2002                 2002
                                                                       ----                 ----
ASSETS
  CURRENT
    CASH (NOTE 3)                                                $      21,342        $    46,655
    OTHER RECEIVABLE                                                     2,424              7,063
                                                                 --------------       ------------
                                                                        23,766             53,718
  INVESTMENTS                                                                2                  2
                                                                 --------------       ------------

                                                                 $      23,768        $    53,720
                                                                 ==============       ============

LIABILITIES
  CURRENT
    ACCOUNTS PAYABLE                                             $      83,333        $   110,286
    OWING TO RELATED PARTIES                                             8,098              2,974
                                                                 --------------       ------------
                                                                        91,431            113,260
                                                                 --------------       ------------

STOCKHOLDERS' EQUITY
  SHARE CAPITAL (NOTE 2)
    AUTHORIZED
         50,000,000 COMMON SHARES WITH A PAR VALUE
                     OF $.001 PER SHARE

         10,000,000 PREFERRED SHARES WITH A PAR
                     VALUE OF $.001 PER SHARE

    ISSUED AND PAID IN CAPITAL
         14,392,069 COMMON SHARES
        (13,362,069 COMMON SHARES - MAY, 2002)                       1,262,207          1,212,057
  SHARE SUBSCRIPTIONS                                                  115,000             25,000
  DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                  (1,444,870)        (1,296,597)
                                                                 --------------       ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                (67,663)           (59,540)
                                                                 --------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $      23,768        $    53,720
                                                                 ==============       ============

APPROVED BY THE DIRECTORS


----------------------------------


----------------------------------
UNAUDITED

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

PRAXIS PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
(EXPRESSED IN U.S. DOLLARS)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT


                                                        CUMULATIVE TO             SIX MONTHS ENDED
                                                         NOVEMBER 30       NOVEMBER 30       NOVEMBER 30
                                                            2002               2002              2001
                                                            ----               ----              ----
PROJECT EXPENSES
  RESEARCH AGREEMENT AMENDMENT                         $       45,000     $          -      $          -
  RESEARCH COSTS                                              255,883                -            26,487
  PATENT COSTS                                                  9,734            1,024               995
  RELATED PARTY CONSULTING FEES                               161,009           25,000            38,140
  RECOVERED COSTS
    CASH                                                     (135,594)               -                 -
    INVESTMENT CONSIDERATION                                  (26,000)               -                 -
  ROYALTIES                                                    46,002           29,068                 -
                                                       ---------------    -------------     -------------

                                                              356,034           55,092            65,622
                                                       ---------------    -------------     -------------

ADMINISTRATION
  BANK CHARGES AND EXCHANGE                                    19,711            2,032              (340)
  CONSULTING                                                  257,858                -            39,265
  FINDERS FEES                                                  7,500                -                 -
  INTEREST ON CONVERTIBLE DEBENTURES                           16,667                -                 -
  OFFICE AND SECRETARIAL                                       49,930            6,697             7,131
  PROFESSIONAL FEES                                           192,790           31,198            17,754
  PROMOTION AND TRAVEL                                        330,214           23,619            32,439
  RELATED PARTY ADMINISTRATION                                199,354           73,237            12,000
  GAIN ON SALE OF INVESTMENTS                                (137,336)         (43,602)          (57,434)
                                                       ---------------    -------------     -------------

                                                              936,688           93,181            50,815
                                                       ---------------    -------------     -------------

LOSS FROM OPERATIONS                                        1,292,722          148,273           116,437
EQUITY SHARE IN LOSS OF INVESTEES                              26,998                -                 -
                                                       ---------------    -------------     -------------

NET LOSS FOR THE PERIOD                                     1,319,720          148,273           116,437
DEFICIT BEGINNING OF THE PERIOD                                     -        1,296,597         1,143,774
REORGANIZATION COSTS                                          125,000                -                 -
LOSS ON SALE OF TREASURY SHARES                                   150                -               150
                                                       ---------------    -------------     -------------

DEFICIT END OF THE PERIOD                              $    1,444,870     $  1,444,870      $  1,260,361
                                                       ===============    =============     =============

BASIC LOSS PER SHARE                                                      $        .01      $        .01
                                                                          =============     =============

WEIGHTED AVERAGE NUMBER OF                                                  11,975,334        13,195,402
 OUTSTANDING COMMON SHARES                                                =============     =============

UNAUDITED



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

PRAXIS PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)
(EXPRESSED IN U.S. DOLLARS)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOW

                                                        CUMULATIVE TO             SIX MONTHS ENDED
                                                         NOVEMBER 30       NOVEMBER 30       NOVEMBER 30
                                                            2002               2002              2001
                                                            ----               ----              ----

CASH PROVIDED (USED) BY

  OPERATING ACTIVITIES

    NET LOSS FOR THE PERIOD                            $   (1,319,720)    $   (148,273)     $   (116,437)
    NON-CASH ITEMS
      GAIN ON SALE OF INVESTMENTS                            (137,336)         (43,602)          (57,434)
      INVESTMENT CONSIDERATION FOR
        RECOVERED COSTS                                       (26,000)                                 -
      ISSUE OF SHARES AND SUBSCRIPTIONS
        FOR SERVICES                                          362,708           70,500            25,000
        FOR RESEARCH AGREEMENT                                 45,000                -                 -
      INTEREST ON CONVERTIBLE DEBENTURES                       16,667                -                 -
      EQUITY SHARE IN LOSS OF INVESTEES                        26,998                -                 -
    CHANGE IN NON-CASH OPERATING ITEMS
      OTHER RECEIVABLE                                         (2,424)           4,639            (5,338)
      ACCOUNTS PAYABLE                                         83,333            3,047            13,119
                                                       ---------------    -------------     -------------

                                                             (950,774)        (113,689)         (141,090)
                                                       ---------------    -------------     -------------

  INVESTING ACTIVITIES

    INVESTMENT IN EQUITY AFFILIATE                             (1,000)               -                 -
    PROCEEDS ON SALE OF INVESTMENTS
     AND TREASURY SHARES                                      137,186           43,602            57,284
                                                       ---------------    -------------     -------------

                                                              136,186           43,602            57,284
                                                       ---------------    -------------     -------------

  FINANCING ACTIVITIES

    OWING TO RELATED PARTIES                                    8,098            5,124            (8,884)
    SHARE CAPITAL ISSUED
      FOR CASH                                                872,292           39,650            50,000
      FOR CONVERSION OF DEBENTURES                             50,000                -                 -
    SHARE SUBSCRIPTIONS                                             -                -                 -
    REORGANIZATION COSTS                                      (94,460)               -                 -
                                                       ---------------    -------------     -------------

                                                              835,930           44,774            41,116
                                                       ---------------    -------------     -------------

CHANGE IN CASH FOR THE PERIOD                                  21,342          (25,313)          (42,690)
CASH BEGINNING OF THE PERIOD                                        -           46,655           100,779
                                                       ---------------    -------------     -------------

CASH END OF THE PERIOD                                 $       21,342     $     21,342      $     58,089
                                                       ===============    =============     =============

UNAUDITED


       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS

PRAXIS PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - NOVEMBER 30, 2002


1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of Praxis Pharmaceuticals, Inc. (Praxis) include the accounts of Praxis and its wholly-owned subsidiaries, Praxis Pharmaceuticals Inc., a Nevada corporation and Praxis Pharmaceuticals (International) Pty. Limited., a private company registered in Australia. These financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended May 31, 2002 and included with Praxis' annual report on Form 10-KSB. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flow for the six-month periods ended November 30, 2002 and 2001. Interim results of operations are not necessarily indicative of the results of operations for the full year.

2.   SHARE CAPITAL

     a.  Authorized

           50,000,000   Common shares with a par value of $.001 per share
           10,000,000   Preferred shares with a par value of $.001 per share

     b.  Issued and Paid In Capital

                                                     SHARES        CONSIDERATION

           Balance at May 31, 2002                 13,362,069      $  1,212,057

           Issued during the period
              For exercise of stock options
                 @ $.08                               200,000            16,000
                 @ $.14                                50,000             7,000
                 @ $.035                              430,000            15,050
                 @ $.035 for services                 300,000            10,500
              For private placement                    50,000             1,600
                                                 -------------     -------------

           Balance November 30, 2002               14,392,069      $  1,262,207
                                                 =============     =============

     c.  Incentive Stock Options and Warrants

         The exercise price of stock options is not less than the quoted market value of the shares on the date the options were granted or repriced. Accordingly, no stock option compensation has been recognized in the financial statements.




UNAUDITED

PRAXIS PHARMACEUTICALS, INC.
(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS - NOVEMBER 30, 2002


2.   SHARE CAPITAL (CONTINUED)

     c.  Incentive Stock Options and Warrants (Continued)


    OUTSTANDING                                        OUTSTANDING
      MAY 31             ISSUED/                       NOVEMBER 30,
       2002              LAPSED      EXERCISED            2002
       ----              ------      ---------            ----
     1,332,220         (1,332,220)           -                   -     $.15 to January 9, 2006 (cancelled)
       300,000                  -            -             300,000     $.10 to May 24, 2006
       750,000                  -      (50,000)            700,000     $.14 to November 1, 2004
       200,000                  -     (200,000)                  -     $.08 to April 2, 2005
             -          1,550,000     (730,000)            820,000     $.035 to August 16, 2005
             -            500,000            -             500,000     $.031 to November 14, 2005
    ----------        -----------    ----------       ------------
     2,582,220            717,780     (980,000)          2,320,000
    ==========        ===========    ==========       ============

     d.  Share Subscriptions and Private Placements

         Research and development services of $50,000 provided by two directors were paid subsequent to the period end by the issuance of 1,612,904 common shares at $.031 per share.

         Related party administration fees payable of $65,000 were settled subsequent to the period end by the issuance of 2,096,774 shares at $.031 per share.

         The director's have approved a private placement of up to 2,000,000 common shares at $.032/share (50,000 shares issued).

3.   SEGMENTED INFORMATION

     a.  Cash

         The Company maintains its cash balance in U.S., Canadian and Australian currencies. At the period end, the U.S. dollar equivalents were as follows:


                                                 AUGUST 31            MAY 31
                                                   2002                2002
                                                   ----                ----

            Canadian dollars                   $       330         $       -
            U.S. dollars                            17,942                12
            Australian dollars                       3,070            46,643
                                               -----------         ---------

                                               $    21,342         $  46,655
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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the six months ended November 30, 2002 was $148,273 as compared to $116,437 during the comparable six-month period in 2001. During 2002, project expenses decreased from $65,622 in 2001 to $55,092, but administration expenses increased significantly in 2002.

During 2002, the Company realized a gain of $43,602 from the sale of Fairchild International stock, thereby reducing its net loss for the six months ended November 30, 2002. In 2001, the gain on sale of Fairchild stock was $57,434. Without giving effect to this gain, administration expenses were $136,783 for the six months ended November 30, 2002. This compares to $108,249 for the comparable period in 2001. During 2002, related party administration expenses increased 510% from $12,000 in 2001 to $73,237. In addition, professional fees increased 76% from $17,754 in 2001 to $31,198 in 2002. The increased expenses in 2002 reflect a more active search on management's part to find industry partners to help develop the Company's applications.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,444,870 at November 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through November 30, 2002, the Company has sold stock for cash of $872,292. The sale of Fairchild shares has provided cash of $137,336. For the six months ended November 30, 2002, cash provided by the sale of Fairchild stock and the sale of the Company's stock and related party advances of $5,124 totaled $88,376, offsetting $113,689 of cash used in operating activities.

At November 30, 2002, the Company's working capital was a deficit of $67,665, as compared to a deficit of $59,542 at May 31, 2002. The decrease in working capital was due primarily to the decrease in cash used for operations.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company has recently evaluated its internal controls. As of January 20, 2003, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

           Not Applicable.

ITEM 2.    CHANGES IN SECURITIES

           During the quarter ended  November 30, 2002,  the  registrant  issued
           50,000 shares of common stock to Brian Main in consideration for $1,600 in a private placement.

           The registrant authorized the issuance of 1,612,904 shares of common stock to Brett Charlton and William Cowden, former officers and directors of the registrant, for research and development services and 2,096,774 shares of common stock to David Stadnyk, Winston Cabell, and David Jeffery for services. Messrs. Stadnyk and Cabell are officers and directors of the registrant. These shares were issued subsequent to November 30, 2002.

           All of these sales of stock were made in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. No underwriters were used

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

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

--------------------------------------------------------------------------------
REGULATION                                                           SEQUENTIAL
S-B NUMBER                     EXHIBIT                               PAGE NUMBER
--------------------------------------------------------------------------------
  10.4        1999 Stock Option Plan (1)                                N/A
--------------------------------------------------------------------------------
  10.5        Termination of License and Research & Development         N/A
              Agreement dated February 28, 2001 between Praxis
              Pharmaceuticals Inc. and Fairchild International
              Inc. (2)
--------------------------------------------------------------------------------
  10.6        Agreement dated June 6, 2001 between Clearcoll Pty        N/A
              Ltd and Praxis Pharmaceuticals International Pty
              Ltd (3)
--------------------------------------------------------------------------------
  10.7        Amendment to Termination Agreement between Praxis         N/A
              Pharmaceuticals Inc. and Fairchild International
              Inc. (4)
--------------------------------------------------------------------------------
  10.8        Shareholders Agreement dated August 23, 2002 among        N/A
              Praxis Pharmaceuticals Inc., Perpetual Trustees
              Nominees Limited, Rothschild Bioscience Managers
              Limited, CM Capital Investments Pty Ltd, CIBC Australia
              VC Fund LLC, Mooroolbark Technology Pty Ltd, The
              Australian National University and Pharmaxis Pty Ltd,
              Dr. William Cowden and Dr. Brett Cowden (4)
--------------------------------------------------------------------------------
   21         Subsidiaries of the registrant (1)                        N/A
--------------------------------------------------------------------------------
   99         Certification Pursuant to 18 U.S.C. Section 1350 as
              Adopted Pursuant to Section 906 of the Sarbanes-Oxley
              Act of 2002
--------------------------------------------------------------------------------

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

                                  PRAXIS PHARMACEUTICALS INC.
                                  (Registrant)


Date:  January 20, 2003            By:  /s/ DAVID STADNYK
                                      ------------------------------------------
                                         David Stadnyk, President
                                         (Principal financial officer)

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

Date:    January 20, 2003

                                          /s/ David Stadnyk
                                          -------------------------------------
                                          David Stadnyk, Principal Executive and
                                          Financial Officer