Form 10QSB
period 2003-02-28
PRAXIS PHARMACEUTICALS INC/CN
filed 2003-07-09
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: February 28, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT For the transition period from ________________ to ______________


                         Commission file number 0-28627


                           PRAXIS PHARMACEUTICALS INC.
        (Exact name of small business issuer as specified in its charter)



                UTAH                                87-0393257
    (State or other jurisdiction of                (IRS Employer
     incorporation or organization)              Identification No.)



         1220 - 666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA V6C 2X8
                    (Address of principal executive offices)


                                 (604) 688-6050
                           (Issuer's telephone number)


       600 - 595 HORNBY STREET, VANCOUVER, BRITISH COLUMBIA V6C 1A4 CANADA
              (Former name, former address and former fiscal year,
                          if changed since last report)


 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
     subject to such filing requirements for the past 90 days. Yes    No   X
                                                                  ---    ----


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            19,021,747 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                FEBRUARY 28, 2003


 Transitional Small Business Disclosure Format (check one);  Yes      No   X
                                                                -----    -----

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                FEBRUARY 28, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



--------------------------------------------------------------------------------------------------
                                                                   FEBRUARY 28           MAY 31
                                                                       2003               2002
--------------------------------------------------------------------------------------------------
ASSETS

CURRENT
     Cash                                                         $        530       $    46,655
     Other receivable                                                      271             7,063
                                                                  --------------------------------
                                                                           801            53,718
INVESTMENTS                                                                  2                 2
                                                                  --------------------------------

                                                                  $        803       $    53,720
==================================================================================================

LIABILITIES

CURRENT
     Accounts payable                                             $     67,869       $   110,286
     Owing to related parties                                           19,398             2,974
                                                                  --------------------------------
                                                                        87,267           113,260
                                                                  --------------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL (Note 2)
     Authorized:
         50,000,000 common shares with a par value of
           $0.001 per share
         10,000,000 preferred shares with a par value of $0.001 per share

     Issued:
         19,021,747 common shares at February 28, 2003
         13,362,069 common shares at May 31, 2002                       19,022            13,362

     Additional paid-in capital                                      1,416,305              -

SHARE SUBSCRIPTIONS                                                       -               25,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                    (1,521,791)       (1,296,597)
                                                                  --------------------------------
                                                                       (86,464)          (59,540)
                                                                  --------------------------------

                                                                  $        803       $    53,720
==================================================================================================

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

            INTERIM CONSOLIDATED STATEMENT OF OPERATIONS AND DEFICIT
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                        CUMULATIVE
                                                THREE MONTHS ENDED                     NINE MONTHS ENDED                    TO
                                                    FEBRUARY 28                           FEBRUARY 28                   FEBRUARY 28
                                              2003               2002               2003                2002               2003
------------------------------------------------------------------------------------------------------------------------------------

PROJECT EXPENSES
  Research agreement
    amendment                             $      -           $      -           $      -            $      -          $     45,000
  Research costs                                 -                    61               -                 26,548            255,883
  Patent costs                                   -                    40              1,024               1,035              9,734
  Related party consulting fees                26,000               4,043            51,000              42,183            187,009
  Royalties                                    13,426               4,841            42,494               4,841             59,428
  Recovered costs
     Cash                                        -                  -                  -                   -              (135,594)
     Investment consideration                    -                  -                  -                   -               (26,000)
                                          ------------------------------------------------------------------------------------------
                                               39,426               8,985            94,518              74,607            395,460
                                          ------------------------------------------------------------------------------------------

ADMINISTRATION EXPENSES
  Bank charges and exchange                       122                 602             2,154                 262             19,833
  Consulting                                   38,043               6,500            38,043              45,765            295,901
  Finder's fees                                  -                  -                  -                   -                 7,500
  Interest on convertible
    debentures                                   -                  -                  -                   -                16,667
  Office and secretarial                       10,637              (2,492)           17,334               4,639             60,567
  Professional fees                             8,829              (2,947)           40,027              14,807            201,619
  Promotion and travel                           -                 15,990            23,619              48,429            330,214
  Related party administration                   -                  1,000            73,237              13,000            199,354
  Gain on sale of investments                 (20,136)            (18,161)          (63,738)            (75,595)          (157,472)
                                          ------------------------------------------------------------------------------------------
                                               37,495                 492           130,676              51,307            974,183
                                          ------------------------------------------------------------------------------------------

LOSS FROM OPERATIONS                          (76,921)             (9,477)         (225,194)           (125,914)        (1,369,643)
EQUITY SHARE IN LOSS OF
   INVESTEES                                     -                  -                  -                   -               (26,998)
                                          ------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                       (76,921)             (9,477)         (225,194)           (125,914)        (1,396,641)
DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE,
   BEGINNING OF PERIOD                     (1,444,870)         (1,260,361)       (1,296,597)         (1,143,774)              -
REORGANIZATION COSTS                             -                  -                  -                   -              (125,000)
LOSS ON SALE OF TREASURY
   SHARES                                        -                  -                  -                    (150)             (150)
                                          ------------------------------------------------------------------------------------------

DEFICIT ACCUMULATED DURING
   THE DEVELOPMENT STAGE,
   END OF PERIOD                          $(1,521,791)       $ (1,269,838)      $(1,521,791)        $ (1,269,838)     $ (1,521,791)
====================================================================================================================================

BASIC LOSS PER SHARE                      $      0.01        $      (0.01)      $     (0.01)        $      (0.01)
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING               17,860,134          13,195,402        15,044,202           13,195,402
=================================================================================================================

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                  INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                      NINE MONTHS ENDED                  TO
                                                                         FEBRUARY 28                FEBRUARY 28
                                                                   2003              2002               2003
-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the period                                  $  (225,194)     $   (125,914)     $  (1,396,641)
     Add:  Non-cash items:
         Gain on sale of investments                              (63,738)          (75,595)          (157,472)
         Investment consideration for recovered
           costs                                                     -                 -               (26,000)
         Issue of shares and subscriptions
             For services                                         114,620            25,000            376,828
             For research agreement                                  -                 -                45,000
         Interest on convertible debentures                          -                 -                16,667
         Equity share in loss of investees                           -                 -                26,998

     Change in non-cash operating items:
         Other receivable                                           6,792               623               (271)
         Accounts payable                                         (12,417)           16,310             97,869
                                                              -------------    --------------    ----------------
                                                                 (179,937)         (159,576)        (1,017,022)
                                                              -------------    --------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in equity affiliate                                  -                 -                (1,000)
     Proceeds on sale of investments and
       treasury shares                                             63,738            75,445            157,322
                                                              -------------    --------------    ----------------
                                                                   63,738            75,445            156,322
                                                              -------------    --------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Owing to related parties                                      16,424            (8,884)            19,398
     Share capital issued:
         For cash                                                  53,650            50,000            886,292
         For conversion of debentures                                -                 -                50,000
     Reorganization costs                                            -                 -               (94,460)
                                                              -------------    --------------    ----------------
                                                                   70,074            41,116            861,230
                                                              -------------    --------------    ----------------

CHANGE IN CASH                                                    (46,125)          (43,015)               530

CASH, BEGINNING OF PERIOD                                          46,655           100,779               -
                                                              -------------    --------------    ----------------

CASH, END OF PERIOD                                           $       530      $     57,764      $         530
=================================================================================================================

                          PRAXIS PHARMACEUTICALS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                NOTE TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                FEBRUARY 28, 2003
                                   (UNAUDITED)
                            (STATED IN U.S. DOLLARS)



1.   BASIS OF PRESENTATION

     The interim consolidated financial statements of Praxis Pharmaceuticals, Inc. (Praxis) include the accounts of Praxis and its wholly-owned subsidiary, Praxis Pharmaceuticals (International) Pty. Limited., a private company registered in Australia. These financial statements have been prepared under generally accepted accounting principles applicable to interim financial statements and therefore do not include all the disclosures required for annual financial statements. Accordingly, these interim consolidated financial statements should be read in conjunction with the audited annual consolidated financial statements for the year ended May 31, 2002 and included with Praxis' annual report on Form 10-KSB. In the opinion of management, these financial statements contain all adjustments necessary to present fairly the financial position, results of operations and cash flows for the nine-month periods ended February 28, 2003. Interim results of operations are not necessarily indicative of the results of operations for the full year.

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

Should Praxis be unable to raise the necessary working capital or develop strategic alliances, it will explore other business opportunities, including those outside the pharmaceutical industry.

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the nine months ended February 28, 2003 was $225,194 as compared to $125,914 during the comparable nine-month period in 2002. During 2003, project expenses increased from $74,607 in 2002 to $94,518, and administration expenses increased significantly in 2003.

During 2003, the Company realized a gain of $63,738 from the sale of Fairchild International stock, thereby reducing its net loss for the nine months ended February 28, 2003. In 2002, the gain on sale of Fairchild stock was $75,595. Without giving effect to this gain, administration expenses were $194,414 for the nine months ended February 28, 2003. This compares to $126,902 for the comparable period in 2002. During 2003, related party administration expenses increased 463% from $13,000 in 2002 to $73,237. In addition, professional fees increased 170% from $14,807 in 2002 to $40,027 in 2003. The increased expenses in 2003 reflect a more active search on management's part to find industry partners to help develop the Company's applications, as well as increased corporate overhead costs.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,521,791 at February 28, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through February 28, 2003, the Company has sold stock for cash of $886,292. The sale of Fairchild shares has provided cash of $157,322. For the nine months ended February 28, 2003, cash provided by the sale of Fairchild stock ($63,738), the sale of the Company's stock ($53,650), and related party advances ($16,424), totaling $133,812, offset $179,937 of cash used in operating activities.

At February 28, 2003, the Company's working capital was a deficit of $86,466, as compared to a deficit of $59,542 at May 31, 2002. The decrease in working capital was due primarily to the decrease in cash used for operations.

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

Should Praxis be unable to raise the necessary working capital or develop strategic alliances, it will explore other business opportunities, including those outside the pharmaceutical industry.

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


ITEM 3.  CONTROLS AND PROCEDURES

The Company has recently evaluated its internal controls. As of July 7, 2003, there were no significant corrective actions taken by the Company or other changes made to these internal controls. Management of the Company does not believe there were changes in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

            Not Applicable.

ITEM 5.     OTHER INFORMATION

            Not Applicable.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            a)       EXHIBITS

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                        EXHIBIT                            PAGE NUMBER
--------------------------------------------------------------------------------
   2.1         Stock Exchange Agreement with Micronetics, Inc. (1)        N/A
--------------------------------------------------------------------------------
   3.1         Articles of Incorporation, as amended and restated (1)     N/A
--------------------------------------------------------------------------------
   3.2         Bylaws (1)                                                 N/A
--------------------------------------------------------------------------------
  10.1         Exclusive Licence Agreement dated October 14, 1999         N/A
               between Anutech Pty Ltd. and Praxis Pharmaceuticals
               Australia Pty Ltd. (1)
--------------------------------------------------------------------------------
  10.2         Licence Agreement dated October 14, 1999 between           N/A
               Anutech Pty Ltd. and Praxis Pharmaceuticals Inc (1)
--------------------------------------------------------------------------------
  10.3         Shareholders Agreement dated as of October 15, 1999,       N/A
               between Praxis Pharmaceuticals Australia Pty Ltd.,
               Praxis Pharmaceuticals Inc., Perpetual Trustees
               Nominees Limited, and Rothschild Bioscience Managers
               Limited (1)
--------------------------------------------------------------------------------
  10.4         1999 Stock Option Plan (1)                                 N/A
--------------------------------------------------------------------------------
  10.5         Termination of License and Research & Development          N/A
               Agreement dated February 28, 2001 between Praxis
               Pharmaceuticals Inc. and Fairchild International
               Inc. (2)
--------------------------------------------------------------------------------
  10.6         Agreement dated June 6, 2001 between Clearcoll Pty Ltd     N/A
               and Praxis Pharmaceuticals International Pty Ltd (3)
--------------------------------------------------------------------------------
  10.7         Amendment to Termination Agreement between Praxis          N/A
               Pharmaceuticals Inc. and Fairchild International Inc. (4)
--------------------------------------------------------------------------------

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

                                   PRAXIS PHARMACEUTICALS INC.
                                   (Registrant)


Date:   July 7, 2003               By:   /s/ DAVID STADNYK
                                      ------------------------------------------
                                          David Stadnyk, President
                                       (Principal financial officer)

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

Date:    July 7, 2003

                                        /s/ DAVID STADNYK
                                        ----------------------------------------
                                        David Stadnyk, Principal Executive and
                                        Financial Officer