Form 10KSB
period 2003-05-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2003-10-30
CIK 1064481

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-KSB

(Mark One)
X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     FOR THE FISCAL YEAR ENDED MAY 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________________  to __________________

                      Commission file number: 0-28627

                        PRAXIS PHARMACEUTICALS INC.
               (Name of small business issuer in its charter)

                UTAH                                   98-0173610
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

 666 BURRARD STREET, SUITE 1220, VANCOUVER, BRITISH COLUMBIA V6C 2X8 CANADA
            (Address of principal executive offices) (Zip Code)

                 Issuer's telephone number: (604) 688-7640

    Securities registered under Section 12(b) of the Exchange Act: NONE

       Securities registered under Section 12(g) of the Exchange Act:

                       COMMON STOCK, $.001 PAR VALUE
                              (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.     Yes [ ] No [X]

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $1,439,110 AS OF OCTOBER 21, 2003

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 19,791,747 SHARES OF COMMON STOCK AS OF MAY 31, 2003

Transitional Small Business Disclosure Format (Check one):  Yes      ; No   X
                                                               ------    ------

                                   PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         Praxis Pharmaceuticals Inc. ("Praxis" or the "Company") was originally formed in response to an apparent market opportunity in the pharmaceutical industry for small molecular agents capable of moderating disease responses. During the past several months, Praxis has decided to pursue other business opportunities, as it has been unable to obtain funding for its pharmaceutical projects.

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

         A wholly owned Australian subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd. (ACN 082 811 630) was formed in June 1998 as a private company. In October 1999 an equity investment was made in this subsidiary by Rothschild
Bioscience Managers Ltd., which reduced Praxis' equity ownership to 35%. Praxis-Australia changed its name to "Pharmaxis Ltd" in June 2002. An additional equity investment was made in Pharmaxis in August 2002, which reduced Praxis' equity ownership to 19.6%. Praxis anticipates that its equity ownership will be further reduced to 11.2% upon completion of an initial public offering by Pharmaxis.

         A second wholly owned Australian subsidiary, Praxis Pharmaceuticals International Pty. Ltd. (ACN 092 654 870) ("Praxis-International"), was formed on May 2, 2000. Praxis-International is in the process of being dissolved.

         On September 23, 2003, Praxis entered into a non-binding letter of intent with Patch Energy, Inc., a private British Columbia corporation involved in the exploration, development and production of oil and natural gas. The parties have not yet entered into a definitive agreement. If Praxis completes its proposed acquisition of Patch Energy, the only remaining interests that Praxis would have in the pharmaceutical industry would be its holdings in Pharmaxis and possibly a royalty arrangement with Clearcoll Pty. Ltd. discussed below. The majority shareholder of Patch Energy is David Stadnyk, the president and a director of the Company.

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

         PHARMAXIS. As of August 31, 2002, Pharmaxis received private funding of approximately US$5.16 million, thereby reducing the Company's equity ownership to 19.6%. On September 26, 2003, Pharmaxis lodged a prospectus with the Australian Securities and Investments Commission for an initial public offering and listing on the Australian Stock Exchange (ASX). Pharmaxis seeks to raise approximately US$14.7 million through the offer of 42 million ordinary shares. The offering is expected to close on October 31, 2003. If all of the offered shares are sold, the Company's equity ownership would be reduced to 11.2%, excluding any oversubscriptions. Praxis anticipates that it will not be able to sell any of its Pharmaxis shares for a period of 24 months from the completion of the initial public offering due to ASX requirements.

         Pharmaxis is pursuing the development of proprietary therapeutics far chronic respiratory diseases, such as cystic frbrosis and chronic bronchitis, and autoimmune diseases, such as rheumatoid arthritis and multiple sclerosis. Pharmaxis is also developing an improved lung function test for diseases such as asthma.

         PRAXIS-INTERNATIONAL. In June 2001, Praxis-International entered into an agreement with Clearcoll Pty Ltd. of Annandale, New South Wales, Australia (CAN 076 764 013), to jointly research and develop materials for the treatment of wrinkles by injection or topical delivery of novel compounds resulting from the joint development program. Clearcoll was given the right to negotiate a license to market the materials under conditions to be determined after successful product development.

         Praxis-International   filed  a  patent  application  in  Australia  on
February 15, 2002 for agents in the treatment of skin wrinkles (Australian Provisional Patent Application PS0528). The invention covered by this patent application, as well as all related know-how was assigned to Clearcoll by Assignment of Invention dated February 15, 2003. Under the terms of the assignment, Clearcoll became responsible for all costs relating to the prosecution of this patent application and has agreed to pay royalties equal to one percent of net sales of commercial products made according to the assigned technology (or two percent of commercial products falling within a valid claim of the patent application) and five percent of non-sales revenue. Non-sales revenue encompasses income received by Clearcoll through the assignment, subcontracting, licensing, or sub-licensing of the patent rights, after deducting costs of negotiating, concluding, and administering the assignment, sub-contract, license, or sub-license.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended May 31, 2003 and 2002, the Company incurred $nil and $26,807 in research costs, respectively.

GOVERNMENT REGULATION

         As of the date of this filing, Praxis does not conduct any operations. It has a minority interest in Pharmaxis, a pharmaceutical company in Australia, and a royalty arrangement with Clearcoll Pty. Ltd., an Australian pharmaceutical company. Approval of a product by a regulatory authority comparable to the United States' Food and Drug Administration (FDA) must be obtained in most foreign countries prior to the commencement of marketing of the product in that country. The approval procedure varies from country to country and may involve additional testing, and the time required may differ from that required for FDA approval. In general each country has its own procedure and requirements, many of which are time consuming and expensive. Thus, substantial delays in obtaining required approvals from foreign regulatory authorities may be encountered after the relevant applications are filed. After such approvals are obtained, further delays may be encountered before the products become commercially available.

COMPETITION

         Pharmaxis and Clearcoll face significant competition in the area of pharmaceutical research. Due to their small size, it can be assumed that most if not all of its competitors have significantly greater financial, technical, and other resources. These competitors may be able to respond more quickly to new or emerging technologies than Pharmaxis and Clearcoll can. Also, their competitors and potential competitors have greater name recognition and ability to enter into strategic partnerships to engage in new research and development efforts. To compete, Pharmaxis and Clearcoll may be forced to narrow their respective research and development focuses, reducing their likelihood for success.

EMPLOYEES

         As of August 31, 2003, the Company did not have any full-time employees.

         The Company's opportunity for success depends largely upon the efforts, abilities, and decision-making of its directors and executive officers. The loss any of the Company's key personnel could, to varying degrees, have an adverse effect on its operations and research and development efforts. The loss of any one of them would have a material adverse affect on the Company. The Company does not currently maintain "key-man" life insurance on its executive officers.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                  PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Praxis' common stock has been traded on the "Pink Sheets" since June 3, 2003. It was traded over-the-counter from November 21, 2000 to June 3, 2003 on the OTC Bulletin Board. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                 BID PRICES
2002 FISCAL YEAR                       HIGH                         LOW

Quarter ending 08/31/01               $0.23                        $0.06
Quarter ending 11/30/01               $0.22                        $0.07
Quarter ending 02/28/02               $0.14                        $0.07
Quarter ending 05/31/02               $0.10                        $0.06

2003 FISCAL YEAR

Quarter ending 08/31/02               $0.14                        $0.03
Quarter ending 11/30/02               $0.18                        $0.03
Quarter ending 02/28/03               $0.18                        $0.05
Quarter ending 05/31/03               $0.06                        $0.03

         On October 21, 2003, the closing bid price for the common stock was $0.09. The number of record holders of the common stock as of October 20, 2003, was 348 according to the Company's transfer agent. Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available therefor.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations for Praxis should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

         The Company's business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees. Due to the inability of Praxis to obtain funding and/or partners to pursue its pharmaceutical projects, Praxis decided to seek other business opportunities. On September 23, 2003, Praxis executed a letter of intent to acquire a privately-held company engaged in oil and gas exploration company.

RESULTS OF OPERATIONS

         The Company incurred a net loss of $288,753, as compared to a net loss of $152,823 for the 2002 fiscal year. During the fiscal year ended May 31, 2003, the Company wound down its operations in Australia and began to search for another business opportunity. No research was conducted during fiscal 2003. Accordingly, project expenses for fiscal 2003 were $68,518, as compared to $95,024 in 2002.

         The royalties shown under project expenses are amounts incurred under the Company's agreement with Fairchild International Inc. The Company is obligated to pay two-thirds of the proceeds from the sale of its shares of

Fairchild stock that it retained when it terminated its Research, Development and License Agreement with Fairchild. During fiscal 2003, proceeds from the sale of Fairchild stock were $63,738. That amount is shown under administration expenses as a gain on sale of investments.

         Administration expenses for fiscal 2003 increased to $220,235 from $57,799 in fiscal 2002. Most of the increase was in the area of consulting fees ($124,200 for 2003 as compared to $nil in 2002), which were incurred in the Company's efforts to find another business opportunity. In addition, professional fees increased from $27,902 in 2002 to $51,033 in 2003, due in part to greater compliance requirements imposed by the Sarbanes-Oxley Act.

LIQUIDITY AND CAPITAL RESOURCES

         Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. From inception to May 31, 2003, the Company had sold common stock for cash of $936,292. In addition, the Company obtained $157,322 from the proceeds of the sale of Fairchild stock. From inception to May 31, 2003, operations have used $1,040,371 of cash provided by these sources.

         At May 31, 2003, the Company's working capital was a deficit of $77,839, as compared to a deficit of $59,542 at May 31, 2002.

         The Company will be dependent upon proceeds from the sale of securities until its operations generate revenues. Further, substantial funds will be required before the Company is able to generate revenues sufficient to support its operations. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain activities.

         The report of the Company's independent auditors on the financial statements for the year ended May 31, 2003, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. Praxis has suffered losses from operations. The Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to reach a level of operations that would finance its day to day activities.

PLAN OF OPERATION

         The Company requires cash to support its operations for at least the next 12 months, whether it acquires Patch Energy or not. Praxis does not anticipate any change in the number of employees or the acquisition of plant or equipment in the next 12 months. However, it lacks sufficient cash to maintain its status as a public company. Praxis will have to engage in one or more offerings of debt and/or equity securities. There can be no assurance that it will be successful in this effort.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Steele & Co. resigned as the independent auditors for Praxis as of April 9, 2003. The resignation was due to the death of one of its accountants, which left that firm short-staffed.

         On June 27, 2003, the Praxis board of directors approved the election of Morgan & Company to audit the financial statements for the fiscal year ended May 31, 2003. During the two most recent fiscal years and the subsequent interim period, neither Praxis nor anyone on its behalf consulted Morgan & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on Praxis' financial statements.

         The audit report of Steele & Co. on the financial statements of the Company as of and for the fiscal years ended May 31, 2002 and 2001 did not contain an adverse opinion or disclaimer of opinion and was not modified as to uncertainty, audit scope, or accounting principles, except as follows:

         The audit reports of Steele & Co. on the financial statements of the Company as of and for the fiscal years ended May 31, 2002 and 2001 contained a separate paragraph stating: "The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and there is no revenue stream from operations. As a result, there is uncertainty about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

         During the Company's two most recent fiscal years and the subsequent interim period ending April 9, 2003, there were no disagreements between the Company and Steele & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Steele & Co., would have caused that firm to make reference to the subject matter of the disagreement in connection with its audit report. The Company requested Steele & Co. to furnish it a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated July 7, 2003, was filed as Exhibit 16.1 to Praxis' Form 8-K dated April 9, 2003.

         There were no other  "reportable  events" as that term is  described in
Item 304a(1)(v) of Regulation S-K occurring within the Company's two most recent fiscal years and the subsequent interim period ending April 9, 2003.


ITEM 8A. CONTROLS AND PROCEDURES

         On May 31, 2003, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         The delinquency of this report is due to a lack of funds, as opposed to inadequate controls and procedures.

                                  PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The officers and directors of the Company are as follows:

NAME                            AGE      POSITION

David Stadnyk                   41       President and Treasurer and director

Winston Cabell                  31       Secretary and director

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

         DAVID STADNYK has been the President and Treasurer and a director of Praxis since August 2002. He previously served as the Secretary and a director of the Company from June 19, 1998 to October 20, 2000. Mr. Stadnyk has diverse experience in corporate management and finance. He currently serves as the chairman of Grand Slam Radio which launched team 1040, Vancouver's first and only 24-hour sports radio station, and chairman of Stadnyk Corporate Group, a venture corporate finance and investment firm. Mr. Stadnyk was the chairman of Starlight Sports & Entertainment, a sports entertainment company that owned the Vancouver Whitecaps and Vancouver Breakers, professional soccer teams, from October 1999 to May 2002. He was also the president of A.C. Global Capital Group Corp., a CDNX-listed capital pool company, from July 1999 to September 2002. He has served as the Chairman, President, Secretary and a director of Goanna
Resources, Inc., a publicly listed mining company (now known as Fairchild International Corporation) from its inception in June 1997 to March 1999. He was the President and CEO of Alexander News International, a publicly traded newspaper publishing chain in Canada, from July 1994 to February 1997. Mr. Stadnyk was also a licensed stockbroker with Midland Walwyn Capital Inc., Yorkton Securities Inc., and Georgia Pacific Securities Corp. from 1988 to 1991 in Canada. From July 1997 to September 2000, Mr. Stadnyk has been the executive director of Alexander Cox & Co. based in Sydney, Australia and Vancouver, British Columbia, which engaged in financial consulting and venture capital funding. He is a graduate of the University of British Columbia.

         WINSTON CABELL has been a director of Praxis since August 2002 and the corporate Secretary since September 2002. Mr. Cabell has been in the financial services industry since 1996. Since then, he has worked with various publicly traded companies. Duties have included investor relations and securing major financing for these companies. Prior to joining the financial services industry, Mr. Cabell spent 8 years on the professional squash circuit. Mr. Cabell is currently a director of a private oil and gas exploration company located in Canada.

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

CODE OF ETHICS

         Praxis has not yet adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since it has been focusing its efforts on obtaining financing for the company. Praxis expects to adopt a code by the end of the current fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Officers and directors, and persons who own more than 10% of a registered class of Praxis' equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

--------------------------------------------------------------------------------
REPORTING PERSON            DATE REPORT DUE               DATE REPORT FILED
--------------------------------------------------------------------------------
David Stadnyk             Form 3 due 08/26/02                  09/16/02
--------------------------------------------------------------------------------
David Stadnyk             Form 4 due 09/06/02                  09/16/02
--------------------------------------------------------------------------------
David Stadnyk             Form 4 due 11/18/02                  12/05/02
--------------------------------------------------------------------------------
David Stadnyk             Form 4 due 01/16/03                  01/22/03
--------------------------------------------------------------------------------
David Stadnyk             Form 4 due 02/04/03                  02/06/03
--------------------------------------------------------------------------------
David Stadnyk             Form 4 due 02/28/03                  03/04/03
--------------------------------------------------------------------------------
David Stadnyk             Form 4 due 04/18/03                  04/25/03
--------------------------------------------------------------------------------
Winston Cabell            Form 3 due 09/10/02                  09/23/02
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 09/16/02                  09/23/02
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 10/14/02                  10/15/02
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 11/18/02                  12/05/02
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 12/12/02                  12/16/02
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 01/16/03                  01/22/03
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 01/31/03                  02/04/03
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 02/13/03                  02/19/03
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 02/20/03                  02/24/03
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 02/27/03                  02/28/03
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 02/28/03                  03/04/03
--------------------------------------------------------------------------------
Winston Cabell            Form 4 due 03/26/03                  04/03/03
--------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of the Company's chief executive officers and all executive officers that earned in excess of $100,000 per annum during any part of the last three fiscal years:

                         SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                            --------------------------------------------------------------------------------
                                                                                AWARDS             PAYOUTS
                                                                       -------------------------------------
                                                         OTHER         RESTRICTED   SECURITIES
 NAME AND                                               ANNUAL            STOCK     UNDERLYING      LTIP      ALL OTHER
 PRINCIPAL                                            COMPENSA-          AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
 POSITION            YEAR    SALARY ($)   BONUS ($)     TION($)             ($)       SARS (#)        ($)       TION($)
---------------------------------------------------------------------------------------------------------------------
David Stadnyk        2003       -0-          -0-          -0-            $25,000      750,000        -0-          -0-
    (1)<F1>
---------------------------------------------------------------------------------------------------------------------
Brett Charlton       2002       -0-          -0-      $13,124 (3)<F3>      -0-          -0-          -0-          -0-
    (2)<F2>          2001       -0-          -0-      $9,723 (3)<F3>       -0-          -0-          -0-          -0-
---------------------------------------------------------------------------------------------------------------------
----------------

(1)<F1>  Mr. Stadnyk has been the President since August 31, 2002.
(2)<F2>  Dr. Charlton was the President from June 1998 to August 31, 2002.
(3)<F3> These amounts were paid by the Company for services rendered in connection with the scientific conduct of research and development to Neysa Investments Pty. Ltd., a company owned and controlled by Dr. Charlton.

                   OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES         % OF TOTAL
                               UNDERLYING         OPTIONS/SARS GRANTED
                          OPTIONS/SARS GRANTED      TO EMPLOYEES IN        EXERCISE OR BASE
NAME                               (#)                FISCAL YEAR            PRICE ($/SH)          EXPIRATION DATE
--------------------------------------------------------------------------------------------------------------------

David Stadnyk                    300,000                 66.7%                  $0.035               08/16/2005
                                 450,000                 56.3%                  $0.075               02/26/2006
--------------------------------------------------------------------------------------------------------------------


 AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------
                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING        VALUE OF UNEXERCISED
                                                                             UNEXERCISED            IN-THE-MONEY
                                                                           OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                              FY-END (#)             FY-END ($)

                          SHARES ACQUIRED ON                                 EXERCISABLE/           EXERCISABLE/
NAME                         EXERCISE (#)         VALUE REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
David Stadnyk                   950,000                $16,250               550,000/-0-                 $-0-/$-0-
----------------------------------------------------------------------------------------------------------------------

         As of December 1, 2002, the Company entered into management services agreements with David Stadnyk and Winston Cabell. Both agreements are for a three-year term commencing December 1, 2002 and ending November 30, 2005. The Company agreed to pay David Stadnyk $4000 per month and Winston Cabell $2,500 per month for their services as President and Secretary, respectively. If the Company should elect to terminate the agreement, it would be required to pay an amount equal to 12 months' salary upon such termination.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Company's common stock, as of October 20, 2003. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.

            NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED             PERCENT OF CLASS (1)<F1>
David Stadnyk
600 - 595 Hornby Street                                     2,036,452 (2)<F2>                     10.0%
Vancouver, BC  V6C 1A4 Canada

Dr. Brett Charlton                                            1,906,452                            9.6%
24/1-9 Totterdell Street
Belconnen, 2617 Australia

Dr. William Cowden                                            1,806,452                            9.1%
56 Urambi Village
Darlington, NSW 2008 Australia

Winston Cabell                                               581,290 (3)<F3>                       2.9%
600 - 595 Hornby Street
Vancouver, BC V6C 1A4 Canada
Officers and directors as a group (2 persons)               2,617,742 (4)<F4>                     12.6%
____________

(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from




         October 20, 2003, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 19,791,747 shares outstanding.

(2)<F2>  Includes 550,000 shares issuable upon the exercise of stock options.

(3)<F3>  Includes 380,000 shares issuable upon exercise of stock options.

(4)<F4>  Includes 930,000 shares issuable upon exercise of stock options.


CHANGES IN CONTROL

         We are not aware of any arrangements that may result in a change in control of Praxis.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of the end of the most recently completed fiscal year, May 31, 2003:

----------------------------------------------------------------------------------------------------------------------
                                NUMBER OF SECURITIES TO BE    WEIGHTED AVERAGE EXERCISE
                                  ISSUED UPON EXERCISE OF       PRICE OF OUTSTANDING         NUMBER OF SECURITIES
                                   OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REMAINING AVAILABLE FOR
PLAN CATEGORY                       WARRANTS AND RIGHTS                RIGHTS                   FUTURE ISSUANCE
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    0                           --                        2,602,652
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            1,530,000                     $0.103                         -0-
approved by security holders
----------------------------------------------------------------------------------------------------------------------
Total                                    1,530,000                     $0.103                      2,602,652
----------------------------------------------------------------------------------------------------------------------

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

         Options have been granted under this plan as follows:

         Granted................................................    1,698,330
         Exercised..............................................            0
         Cancelled/expired......................................            0
                                                                 -------------
         Balance, May 31, 2000..................................    1,698,330
                                                                 -------------
         Granted................................................      350,000

         Exercised..............................................     (366,110)
         Cancelled/expired/relinquished.........................     (350,000)
                                                                 -------------
         Balance, May 31, 2001..................................    1,332,220
                                                                 -------------
         Granted................................................            0
         Exercised..............................................            0
         Cancelled/expired......................................            0
                                                                 -------------
         Balance, May 31, 2002..................................    1,332,220
                                                                 -------------
         Granted................................................            0
         Exercised..............................................            0
         Cancelled/expired......................................   (1,332,220)
                                                                 -------------
         Balance, May 31, 2003..................................            0
                                                                 =============

         Options have been granted outside the plan as follows:

         Granted................................................      800,000
         Exercised..............................................            0
         Cancelled/expired......................................            0
                                                                 -------------
         Balance, May 31, 2001..................................      800,000
         Granted................................................      950,000
         Exercised..............................................     (500,000)
         Cancelled/expired......................................            0
                                                                 -------------
         Balance, May 31, 2002..................................    1,250,000
                                                                 -------------
         Granted................................................    2,950,000
         Exercised..............................................   (2,670,000)
         Cancelled/expired......................................            0
                                                                 -------------
         Balance, May 31, 2003..................................    1,530,000
                                                                 =============


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         DAVID STADNYK. David Stadnyk and/or companies under his control have advanced sums to the Company from time to time for working capital needs. Interest did not accrue and there was no date established for repayment. At May 31, 2003 and 2002, $nil and $2,974, respectively, were owed to directly or indirectly to Mr. Stadnyk.

         In addition, the Company has shared office facilities with entities owned or controlled by David Stadnyk. The Company was charged for its proportional share of rent and administrative services. During the years ended May 31, 2003 and 2002, $17,977 and $10,451, respectively, were paid for rent and services.

         FAIRCHILD INTERNATIONAL INC. The Company entered into a Research, Development and Licence Agreement with Fairchild International Inc. ("Fairchild"), an affiliate at the time, dated as of May 11, 1999, which closed September 30, 1999. Under that agreement, Fairchild obtained an exclusive, worldwide license to make, use, and sell products and processes developed by Praxis relating to arthritis and dermal wrinkles in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000 initially, but subsequently written down to $1) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby Praxis was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. (This agreement, including "Schedule C", was filed as Exhibit 10.1 to Praxis' registration statement on Form 10-SB.) A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 were to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments were paid.

         As of February 28, 2001, as a result of Fairchild's uncertain financial condition and lateness in achievement of milestones by Praxis, Fairchild and Praxis agreed to terminate the Research, Development and Licence Agreement. Praxis had received only $162,500 of the funding and Fairchild had expressed doubt about its ability to continue the funding. Under the termination agreement, Praxis retained the 2,600,000 Fairchild shares and agreed to pay Fairchild 30% of the net revenues from sales of the two applications in the field of use up to a maximum of

$250,000 over the first three years of sales (the "Royalty Obligation"). Fairchild and Praxis amended the termination agreement and have agreed that so long as Praxis pays Fairchild a total of $175,000 by May 31, 2004, that amount will be deemed to be in full and complete satisfaction of the Royalty Obligation.

         PAYMENTS TO OTHER RELATED PARTIES. During the years ended May 31, 2003 and 2002, $25,000 and $nil, respectively, were paid to Dr. William Cowden, a former officer and director, for consulting fees for services rendered in connection with the scientific conduct of research and development. During the years ended May 31, 2003 and 2002, the following were also paid by the Company for services rendered in connection with the scientific conduct of research and development: Dr. Brett Charlton (a former officer and director) - $nil and $25,000; Neysa Investments Pty. Ltd. (a company owned and controlled by Dr. Charlton) - $nil and $13,124; and Sciworks (a company of which Dr. Cowden is a director) - $nil and $12,114. In December 2002, the Company issued 806,452 common shares to Dr. Charlton as payment for $25,000 of services rendered in fiscal 2002. The shares were valued at their publicly traded price at the time of issuance of $0.031 per share. At the same time, Dr. Cowden was issued 806,452 shares as payment for $25,000 of services, David Stadnyk was issued 806,452 shares as payment for $25,000 of services, and Winston Cabell was issued 161,290 shares as payment for $5,000 of services.

         PATCH ENERGY INC. On September 23, 2003, Praxis entered into a non-binding letter of intent with Patch Energy, Inc., a private British Columbia corporation involved in the exploration, development and production of oil and natural gas. The parties have not yet entered into a definitive agreement. As of the date of this report, David Stadnyk owned 69% of the outstanding shares of Patch and was its sole director and President.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                       EXHIBIT                             PAGE NUMBER
--------------------------------------------------------------------------------
   2.1        Stock Exchange Agreement with Micronetics, Inc. (1)        N/A
--------------------------------------------------------------------------------
   3.1        Articles of Incorporation, as amended and restated (1)     N/A
--------------------------------------------------------------------------------
   3.2        Bylaws (1)                                                 N/A
--------------------------------------------------------------------------------
  10.1        Exclusive  Licence  Agreement dated October 14, 1999       N/A
              between Anutech Pty Ltd. and Praxis Pharmaceuticals
              Australia Pty Ltd. (1)
--------------------------------------------------------------------------------
  10.2        Licence  Agreement dated October 14, 1999 between          N/A
              Anutech Pty Ltd. and Praxis Pharmaceuticals Inc (1)
--------------------------------------------------------------------------------
  10.3        Shareholders Agreement dated as of October 15, 1999,       N/A
              between Praxis Pharmaceuticals Australia Pty Ltd.,
              Praxis Pharmaceuticals Inc., Perpetual Trustees
              Nominees Limited, and Rothschild Bioscience Managers
              Limited (1)
--------------------------------------------------------------------------------
  10.4        1999 Stock Option Plan (1)                                 N/A
--------------------------------------------------------------------------------
  10.5        Termination of License and Research & Development          N/A
              Agreement dated February 28, 2001 between Praxis
              Pharmaceuticals, Inc. and Fairchild International
              Corporation (2)
--------------------------------------------------------------------------------
  10.6        Agreement dated June 6, 2001 between Clearcoll Pty         N/A
              Ltd and Praxis Pharmaceuticals International Pty Ltd (3)
--------------------------------------------------------------------------------
  10.7        Amendment to Termination Agreement between Praxis          N/A
              Pharmaceuticals, Inc. and Fairchild International
              Corporation (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                       EXHIBIT                             PAGE NUMBER
--------------------------------------------------------------------------------
  10.8        Shareholders Agreement dated August 23, 2002 among         N/A
              Praxis Pharmaceuticals Inc., Perpetual Trustees
              Nominees Limited, Rothschild Bioscience Managers
              Limited, CM Capital Investments Pty Ltd, CIBC Australia
              VC Fund LLC, Mooroolbark Technology Pty Ltd, The
              Australian National University and Pharmaxis Pty Ltd,
              Dr. William Cowden and Dr. Brett Charlton (4)
--------------------------------------------------------------------------------
  10.9        Management services agreement with David Stadnyk           31
              dated December 1, 2002
--------------------------------------------------------------------------------
  10.10       Management services agreement with Winston Cabell          35
              dated December 1, 2002
--------------------------------------------------------------------------------
  10.11       Assignment of Invention with Clearcoll Pty Limited         39
              dated February 11, 2003
--------------------------------------------------------------------------------
  10.12       Letter agreement dated March 14, 2003 amending             54
              Termination Agreement with Fairchild International
              Corporation
--------------------------------------------------------------------------------
   21         Subsidiaries of the registrant (1)                         N/A
--------------------------------------------------------------------------------
  31.1        Rule 13a-14(a) Certification of Principal Executive        29
              and Financial Officer
--------------------------------------------------------------------------------
  32.1        Certification Pursuant to 18 U.S.C. Section 1350 as        30
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


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended May 31, 2003 and 2002, the principal accountants for Praxis billed $12,533 and Cdn$18,012, respectively, for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB filings of Praxis.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2003 and 2002.

TAX FEES

         For the fiscal years ended May 31, 2003 and 2002, the principal accountants for Praxis did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

         There were no other fees billed by the principal accountants for Praxis other than those disclosed above for fiscal years 2002 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

         Prior to engaging its accountants to perform a particular service, the Praxis board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                 SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PRAXIS PHARMACEUTICALS, INC.



Date:  October 28, 2003            By:      /s/ DAVID STADNYK
                                      ------------------------------------------
                                          David Stadnyk, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    SIGNATURE                      TITLE                          DATE

/s/ DAVID STADNYK        President, Secretary and director     October 28, 2003
-----------------------  (Principal Executive, Financial,      -----------------
David Stadnyk            and Accounting Officer)


/s/ WINSTON CABELL       Director                               October 28, 2003
-----------------------                                        -----------------
Winston Cabell

                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)


                     CONSOLIDATED FINANCIAL STATEMENTS


                                MAY 31, 2003
                          (STATED IN U.S. DOLLARS)

                                     MORGAN
                                      COMPANY
                                     CHARTERED ACCOUNTANTS


                        INDEPENDENT AUDITORS' REPORT




To the Directors and Shareholders of
Praxis Pharmaceuticals Inc.
(A Development Stage Company)


We have audited the consolidated balance sheet of Praxis Pharmaceuticals Inc. (a development stage company) as at May 31, 2003 and the consolidated statements of operations, cash flows, and changes in stockholders' equity (deficiency) for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with United States of America generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at May 31, 2003 and the results of its operations and cash flows for the year then ended in accordance with United States of America generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and net cash outflows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Vancouver, B.C.                                 "Morgan & Company"

September 25, 2003                              Chartered Accountants


Tel: (604) 687-5841                               P. O. Box 10007 Pacific Centre
Fax: (604) 687-0075                         Suite 1488 - 700 West Georgia Street
www.morgan-cas.com                                      Vancouver, B.C., V7Y 1A1

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




Vancouver, Canada                                         "STEELE & CO."
August 27, 2002                                           CHARTERED ACCOUNTANTS

                                       18a

                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                         CONSOLIDATED BALANCE SHEET
                          (STATED IN U.S. DOLLARS)

-------------------------------------------------------------------------------------------------
                                                                            MAY 31
                                                                   2003                2002
-------------------------------------------------------------------------------------------------
ASSETS

CURRENT
   Cash                                                      $          904      $      46,655
   Amounts receivable                                                 3,065              7,063
                                                             ------------------------------------
                                                                      3,969             53,718

      INVESTMENTS (NOTE 3)                                                1                  2
                                                             ------------------------------------

                                                             $        3,970      $      53,720
=================================================================================================

LIABILITIES

CURRENT
   Accounts payable                                          $       76,015      $     110,286
   Due to related party (Note 4)                                      5,793              2,974
                                                             ------------------------------------
                                                                     81,808            113,260
                                                             ------------------------------------

STOCKHOLDERS' DEFICIENCY

SHARE CAPITAL (Note 3)
   Authorized:
      50,000,000 common shares with a par value
        of $0.001 per share
      10,000,000 preferred shares with a par value of $0.001 per share

   Issued:
      19,791,747 common shares at May 31, 2003
      13,362,069 common shares at May 31, 2002                       19,790             13,360

   Share subscriptions receivable                                    (6,922)              -

   Additional paid-in capital                                     1,494,644          1,198,697

SHARE SUBSCRIPTIONS RECEIVED                                           -                25,000

DEFICIT ACCUMULATED DURING THE DEVELOPMENT STAGE                 (1,585,350)        (1,296,597)
                                                             ------------------------------------
                                                                    (70,916)           (59,540)
                                                             ------------------------------------

                                                             $        3,970      $      53,720
=================================================================================================

                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENT OF OPERATIONS
                          (STATED IN U.S. DOLLARS)



------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                      YEAR ENDED                     INCEPTION
                                                                        MAY 31                       TO MAY 31
                                                              2003                 2002                 2003
------------------------------------------------------------------------------------------------------------------
PROJECT EXPENSES
     Research agreement amendment                      $          -         $          -         $        45,000
     Research costs                                               -                   26,807             255,883
     Patent costs                                                 1,024                1,045               9,734
     Recovered costs
         Cash                                                     -                    -                (135,594)
         Investment consideration                                 -                    -                 (26,000)
     Related party consulting fees                               25,000               50,238             211,009
     Royalties                                                   42,494               16,934              59,428
                                                       -----------------------------------------------------------
                                                                 68,518               95,024             419,460
                                                       -----------------------------------------------------------

ADMINISTRATION EXPENSES
     Bank charges and exchange                                    2,707               (4,352)             20,386
     Consulting                                                 124,200                -                 323,258
     Finder's fees                                                -                    -                   7,500
     Interest on convertible debentures                           -                    -                  16,667
     Office and secretarial                                      17,977               10,451              61,210
     Professional fees                                           51,033               27,902             212,625
     Promotion and travel                                        23,619               40,079             330,214
     Related party administration                                64,437               77,303             199,354
     Gain on sale of investments                                (63,738)             (93,734)           (157,472)
     Reorganization costs                                         -                    -                 125,000
     Loss on sale of treasury shares                              -                      150                 150
                                                       -----------------------------------------------------------
                                                                220,235               57,799           1,138,892
                                                       -----------------------------------------------------------

LOSS FROM OPERATIONS                                           (288,753)            (152,823)         (1,558,352)

EQUITY SHARE IN LOSS OF INVESTEES
  (Note 2)                                                        -                    -                 (26,998)
                                                       -----------------------------------------------------------

NET LOSS FOR THE YEAR                                  $       (288,753)   $        (152,823)   $     (1,585,350)
==================================================================================================================

BASIC AND DILUTED LOSS PER SHARE                       $          (0.01)   $           (0.01)
==============================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                             16,149,005           13,278,735
==============================================================================================

                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                          (STATED IN U.S. DOLLARS)

------------------------------------------------------------------------------------------------------------------
                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                                         YEARS ENDED                 INCEPTION
                                                                           MAY 31                    TO MAY 31
                                                                   2003              2002               2003
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss for the year                                    $     (288,753)  $      (152,823)  $     (1,585,350)
     Add:  Non-cash items:
         Gain on sale of investments                                 (63,737)          (93,584)          (157,321)
         Investment consideration for recovered costs
                                                                       -                 -                (26,000)
         Stock issued for other than cash                             87,500            25,000            525,558
         Interest on convertible debentures                            -                 -                 16,667
         Equity share in loss of investees                             -                 -                 26,998
         Stock based compensation                                     54,477             -                 48,627

     Change in non-cash operating items:
         Amounts receivable                                            3,998            (5,518)            (3,065)
         Accounts payable                                              3,229            37,801            113,515
                                                              ----------------------------------------------------
                                                                    (203,286)         (189,124)        (1,040,371)
                                                              ----------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Proceeds on sale of investments                                  63,738            93,584            157,322
     Investment in equity affiliate                                    -                 -                 (1,000)
                                                              ----------------------------------------------------
                                                                      63,738            93,584            156,322
                                                              ----------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Due to related parties                                           40,147            (8,584)            43,121
     Common stock issued                                              53,650            50,000            936,292
     Reorganization costs                                              -                 -                (94,460)
                                                              ----------------------------------------------------
                                                                      93,797            41,416            884,953
                                                              ----------------------------------------------------

CHANGE IN CASH FOR THE YEAR                                          (45,751)          (54,124)               904

CASH, BEGINNING OF YEAR                                               46,655           100,779              -
                                                              ----------------------------------------------------

CASH, END OF YEAR                                             $          904   $        46,655   $            904
==================================================================================================================


SUPPLEMENTAL INFORMATION
     Shares issued for amounts owing to related parties
                                                              $       44,250   $         -
     Shares issued for accounts payable                       $       37,500   $         -
     Shares issued for non-cash share subscriptions received
                                                              $       25,000   $         -
     Non-cash share subscriptions received                    $        -       $        25,000
===============================================================================================

                        PRAXIS PHARMACEUTICALS INC.
                       (A DEVELOPMENT STAGE COMPANY)

        CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

                                MAY 31, 2003
                          (STATED IN U.S. DOLLARS)




                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                      COMMON SHARES             CAPITAL IN                          DURING THE
                               -----------------------------    EXCESS OF           SHARE           DEVELOPMENT
                                  SHARES         AMOUNT         PAR VALUE        SUBSCRIPTIONS         STAGE             TOTAL
                               ---------------------------------------------------------------------------------------------------
Share subscriptions                   -       $      -       $      -          $      74,000       $      -          $     74,000
Loss for the period                   -              -              -                  -               (193,296)         (193,296)
Reorganization costs                  -              -              -                  -                  -                 -
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 1998                 -              -              -                 74,000           (193,296)         (119,296)

Shares issued for cash           7,098,783          7,098         295,627            (74,000)             -               228,725
Shares issued for services       2,299,832          2,300         234,908              -                  -               237,208
Shares issued for conversion
  of debentures                    617,989            618          49,382              -                  -                50,000
Additional paid-in capital            -              -             16,667              -                  -                16,667
Shares issued for
  reorganization costs             305,403            305          30,235              -                  -                30,540
Shares issued for research
  agreement amendment              300,000            300          44,700              -                  -                45,000
Acquired on reorganization
  acquisition                      100,202            100            (100)             -                  -                 -
Share subscriptions                   -              -              -                 30,000              -                30,000
Loss for the year                     -              -              -                  -               (535,241)         (535,241)
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 1999           10,722,209         10,721         671,419             30,000           (728,537)          (16,397)

Shares issued for cash           1,100,000          1,100         178,900            (30,000)             -               150,000
Share subscriptions                   -              -              -                220,500              -               220,500
Net loss for the year                 -              -              -                  -               (230,173)         (230,173)
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 2000           11,822,209         11,821         850,319            220,500           (958,710)          123,930

Shares issued for cash             978,610            978         298,939           (220,500)             -                79,417
Finder's fee                          -              -            (24,500)             -                  -               (24,500)
Issued for finder's fee             61,250             61          24,439              -                  -                24,500
Net loss for the year                 -              -              -                  -               (185,064)         (185,064)
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 2001           12,862,069         12,860       1,149,197              -             (1,143,774)           18,283

                        PRAXIS PHARMACEUTICALS INC.
                       (A DEVELOPMENT STAGE COMPANY)

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) (CONTINUED)

                                MAY 31, 2003
                          (STATED IN U.S. DOLLARS)



                                                                                                      DEFICIT
                                                                                                    ACCUMULATED
                                      COMMON SHARES             CAPITAL IN                          DURING THE
                               -----------------------------    EXCESS OF           SHARE           DEVELOPMENT
                                  SHARES         AMOUNT         PAR VALUE        SUBSCRIPTIONS         STAGE             TOTAL
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 2001           12,862,069    $    12,860    $  1,149,197      $       -           $ (1,143,774)     $     18,283

Shares issued for cash             500,000            500          49,500              -                  -                50,000
Share subscriptions                  -               -              -                 25,000              -                25,000
Net loss for the year                -               -              -                  -               (152,823)         (152,823)
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 2002           13,362,069         13,360       1,198,697             25,000         (1,296,597)          (59,540)

Shares issued for cash              50,000             50           1,550              -                  -                 1,600
Shares issued for services       3,709,678          3,710         111,290            (25,000)             -                90,000
Stock options exercised          2,670,000          2,670         128,630              -                  -               131,300
Stock based compensation             -               -             54,477              -                  -                54,477
Loss for the year                    -               -              -                  -               (288,753)         (288,753)
                               ---------------------------------------------------------------------------------------------------

Balance, May 31, 2003           19,791,747    $    19,790    $  1,494,644      $       -           $ (1,585,350)     $    (70,916)
                               ===================================================================================================


                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MAY 31, 2003
                          (STATED IN U.S. DOLLARS)


1.   OPERATIONS AND GOING CONCERN

     a)  Organization and Nature of Operations

         These  consolidated  financial  statements  include the accounts of the
         Company   and   its   wholly-owned   Australian   subsidiary,    Praxis
         Pharmaceuticals International Pty. Ltd.

         The Company is a development stage company engaged in the research and development of pharmaceutical products and expenses all costs incurred as period costs.

     b)  Going Concern

         The Company is in the development stage and has not reached a level of operations which would finance day to day activities. These financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company suffered losses from operations of $288,753 and $152,823 for the years ended May 31, 2003 and 2002.


2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Use of Estimates

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

     b)  Financial Instruments

         The carrying amounts of financial instruments including cash, other receivable, accounts payable, and amounts owing from related parties, approximated fair value at May 31, 2003.

                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MAY 31, 2003
                          (STATED IN U.S. DOLLARS)



2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     c)  Investments

         Investments are carried at the lower of cost or estimated realizable value.

     d)  Income Taxes

         The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         Deferred tax assets are reduced by a valuation allowance when, based upon currently available information, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

     e)  Stock Based Compensation

         The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

     f)  Loss Per Share

         The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilative common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MAY 31, 2003
                          (STATED IN U.S. DOLLARS)


2.   SIGNIFICANT ACCOUNTING POLICIES (Continued)

     g)  New Accounting Pronouncements

         Statement of Financial Accounting Standards No. 144 - "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. Effective May 1, 2002, the Company adopted SFAS 144. The adoption of SFAS 144 has not had any significant effect on the Company's operations.

         In June 2002, the FASB issued SFAS No. 146 - "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3 - "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003, and its impact did not have a material effect on the Company's results of operations or financial position.

         Statement of Financial Accounting Standards No. 148 - "Accounting for Stock-Based Compensation" ("SFAS 148"), is an amendment to Statement of Financial Accounting Standards No. 123 - "Accounting for Stock-Based Compensation", and provides alternative methods of transition for an entity that voluntarily changes from the intrinsic value based method of accounting for stock-based employee compensation prescribed in APB No. 25 to the fair value method prescribed in SFAS 123. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the annual pro-forma disclosures of the effect of adopting the fair value method as required by SFAS 123. SFAS 148 also requires pro-forma disclosure to be provided on a quarterly basis. The Company plans to adopt the quarterly disclosure requirement during the first quarter of 2004.


3.   INVESTMENTS
                                                              2003       2002
                                                            --------------------

     1,400,000 common shares of Praxis Pharmaceuticals
     Australia Pty. Limited                                  $    1     $    1

     2,120,000 common shares of Fairchild International
     Corp.                                                        -          1
                                                            --------------------
                                                             $    1     $    2
                                                            ====================

                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MAY 31, 2003
                          (STATED IN U.S. DOLLARS)



4.   DUE TO RELATED PARTY

     Amounts due to related party are interest free and repayable on demand.


5.   SHARE CAPITAL

     Stock option activity during 2002 and 2003 consisted of the following:

                                                                2002                               2003
                                                    ----------------------------      -----------------------------
                                                       NUMBER         AVERAGE            NUMBER          AVERAGE
                                                         OF          EXERCISE              OF           EXERCISE
                                                      OPTIONS          PRICE             OPTIONS          PRICE
                                                    ----------------------------      -----------------------------
     Balance, beginning of year                       2,132,220     $    0.13            2,582,220     $    0.13

     Issued                                             950,000          0.13            2,950,000         0.037
     Cancelled/Forfeited                                  -                -            (1,332,220)        (0.15)
     Exercised                                         (500,000)         0.10           (2,670,000)        (0.05)
                                                    ----------------------------      -----------------------------

     Balance, end of year                              2,582,220    $    0.14            1,530,000     $    0.10
                                                    ============================      =============================

     As at May 31, 2003, the following options are outstanding:

                                         OUTSTANDING                                 EXERCISABLE
                      --------------------------------------------------    ------------------------------
                                          WEIGHTED
                                           AVERAGE          WEIGHTED                          WEIGHTED
                          NUMBER          REMAINING         AVERAGE             NUMBER         AVERAGE
      EXERCISE              OF           CONTRACTUAL        EXERCISE              OF          EXERCISE
       PRICE              SHARES        LIFE (YEARS)         PRICE              SHARES          PRICE
------------------------------------------------------------------------    ------------------------------
$     0 - 0.05            250,000            2.3         $     0.035            250,000      $   0.035
      0.06 - 0.10         580,000            2.9               0.088            580,000          0.088
      0.11 - 0.15         700,000            1.4               0.140            700,000          0.140
                      --------------------------------------------------    ------------------------------

                        1,530,000            2.4         $     0.103          1,530,000      $   0.103
                      ==================================================    ==============================

                        PRAXIS PHARMACEUTICALS, INC.
                       (A DEVELOPMENT STAGE COMPANY)

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MAY 31, 2003
                          (STATED IN U.S. DOLLARS)



5.   SHARE CAPITAL (Continued)

     Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been adjusted as follows:

                                                   2003              2002
                                              ----------------------------------

     Loss for the year
        As reported                           $   (288,753)     $   (152,823)
                                              ==================================

        Pro-Forma                             $   (362,088)     $   (152,823)
                                              ==================================

     Basic and diluted loss per share
        As reported                           $      (0.01)     $      (0.01)
                                              ==================================

        Pro-Forma                             $      (0.01)     $      (0.01)
                                              ==================================

     The fair value of each option granted during the 2003 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 424%, risk free interest rate of 5%, and weighted average expected option terms of 3 years.


6.   INCOME TAXES

     The Company has incurred operating losses in multiple tax jurisdictions which are available to reduce future years' taxable income. No future benefits have been recognized in the accounts.


7.   SUBSEQUENT EVENT

     Subsequent to May 31, 2003, the Company has entered into a non-binding letter of intent which summarizes the basis upon which the Company will pursue the acquisition of all of the issued and outstanding common shares of Patch Energy Inc., a private British Columbia corporation involved in the exploration, development and production of oil and natural gas.

                                EXHIBIT 31.1


                  CERTIFICATION PURSUANT TO RULE 13A-14(A)


I, David Stadnyk, certify that:


1. I have reviewed this annual report on Form 10-KSB of Praxis Pharmaceuticals, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. As the small business issuer's sole certifying officer, I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

         (a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under my supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this report is being prepared;

         (b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report my conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         (c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. As the small business issuer's sole certifying officer, I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):

         (a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.


Date: October 28, 2003              /s/ DAVID STADNYK
                               -------------------------------------------------
                               David Stadnyk, President, Secretary and Treasurer Principal Executive and Financial Officer

                                EXHIBIT 32.1

    CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Praxis Pharmaceuticals, Inc. (the "Company") on Form 10-KSB for the year ending May 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Stadnyk, President, Secretary and Treasurer (Principal Executive and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


    /s/ DAVID STADNYK
-------------------------------------------------
David Stadnyk, President, Secretary and Treasurer