Form 10QSB
period 2003-08-31
PRAXIS PHARMACEUTICALS INC/CN
filed 2003-11-10
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT For the transition period from _____________ to ______________


                         Commission file number 0-28627


                           PRAXIS PHARMACEUTICALS INC.
        (Exact name of small business issuer as specified in its charter)

                  UTAH                              87-0393257
     (State or other jurisdiction of               (IRS Employer
      incorporation or organization)             Identification No.)

      1220 - 666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA V6C 2X8 CANADA
                    (Address of principal executive offices)


                            (604) 688-7640 (Issuer's
                                telephone number)


                                 NOT APPLICABLE
         (Former name, former address and former fiscal year, if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes ___ No X


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            19,791,747 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 AUGUST 31, 2003


 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                ------   -------

                           PRAXIS PHARMACEUTICALS INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                 AUGUST 31, 2003
                            (Stated in U.S. Dollars)

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in U.S. Dollars)

------------------------------------------------------------------------------------------------------------------

                                                                                August 31,                 May 31,
                                                                                      2003                    2003
------------------------------------------------------------------------------------------------------------------
                                                                                 UNAUDITED                 AUDITED

ASSETS

Current Assets
     Cash                                                                    $         994            $       904
     Amounts receivable                                                                 65                  3,065
------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                 1,059                  3,969

Investments (Note 3)                                                                     1                      1
------------------------------------------------------------------------------------------------------------------

Total Assets                                                                 $       1,060            $     3,970
==================================================================================================================

LIABILITIES & STOCKHOLDERS' DEFICIENCY

Current Liabilities
     Accounts payable                                                        $      85,565            $    76,015
     Due to related parties (Note 4)                                                18,372                  5,793
------------------------------------------------------------------------------------------------------------------

         Total Current Liabilities                                                 103,937                 81,808
------------------------------------------------------------------------------------------------------------------

Going Concern (Note 1)

 STOCKHOLDERS' DEFICIENCY

Preferred stock:
10,000,000 preferred shares authorized with par value of $0.001 per
share; none issued and outstanding                                                       -                      -

Common stock:
50,000,000 common shares authorized with par value of $0.001 per
share; 19,791,747 issued and outstanding                                            19,790                 19,790

Common stock subscriptions receivable                                                    -                 (6,922)

Additional paid-in capital                                                       1,494,644              1,494,644

Deficit Accumulated During the Development Stage                                (1,617,311)            (1,585,350)
-----------------------------------------------------------------------------------------------------------------

Total Stockholders' Deficiency                                                    (102,877)               (70,916)
------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Deficiency                               $       1,060            $     3,970
==================================================================================================================



    The accompanying notes are an integral part of these financial statements

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                                                                      Cumulative
                                                                                                         from
                                                               Three month period ended                inception
                                                                      August 31                      to August 31
                                                               2003                 2002                  2003
-------------------------------------------------------------------------------------------------------------------
Project Expenses
     Research agreement amendment                      $            -       $            -        $         45,000
     Research costs                                                 -                    -                 255,883
     Patent costs                                                   -                  958                   9,734
     Recovered costs
         Cash                                                       -                    -                (135,594)
         Investment consideration                                   -                    -                 (26,000)
     Related party consulting fees                                  -               25,000                 211,009
     Royalties                                                      -                    -                  59,428
-------------------------------------------------------------------------------------------------------------------
                                                                    -               25,958                 419,460
-------------------------------------------------------------------------------------------------------------------

Administration Expenses
     Bank charges and exchange                                    396                1,759                  20,782
     Consulting                                                 4,500                    -                 327,758
     Finder's fees                                                  -                    -                   7,500
     Interest on convertible debentures                             -                    -                  16,667
     Office and secretarial                                     1,720                2,546                  62,931
     Professional fees                                          5,844               15,286                 218,469
     Promotion and travel                                           -                5,040                 330,214
     Related party administration                              19,500               11,000                 218,854
     Gain on sale of investments                                    -                    -                (157,472)
     Reorganization costs                                           -                    -                 125,000
     Loss on sale of treasury shares                                -                    -                     150
-------------------------------------------------------------------------------------------------------------------
                                                               31,960               35,631               1,170,853
-------------------------------------------------------------------------------------------------------------------

Loss from Operations                                          (31,960)             (61,589)             (1,590,313)

Equity Share In Loss of Investees (Note 2)                          -                    -                 (26,998)
-------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                $      (31,960)      $      (61,589)      $      (1,617,311)
===================================================================================================================


Basic Loss Per Share                                   $        (0.01)      $        (0.01)
===================================================================================================================


Weighted Average Number Of Common Shares Outstanding
                                                             19,791,747         13,362,069
=================================================================================================================

Diluted loss per share has not been presented as the result is anti-dilutive



    The accompanying notes are an integral part of these financial statements

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

---------------------------------------------------------------------------------------------------------------------
                                                                                   Three month period ended
                                                                                           August 31
                                                                                    2003              2002
--------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                                                $     (31,960)       $   (61,589)
     Add back non-cash item:
         Stock issued for other than cash                                               -             25,000

     Change in non-cash operating items:
         Amounts receivable                                                         3,000              4,958
         Accounts payable                                                           9,550             (3,081)
         Related parties                                                           19,500                  -
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                    90            (34,712)
------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Advances from related parties                                                      -             10,185
------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               -             10,185
------------------------------------------------------------------------------------------------------------------

Change in cash for the period                                                          90            (24,527)

Cash, beginning of period                                                             904             46,655
------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                         $         994        $    22,128
==================================================================================================================


Supplemental Information
     Interest paid                                                          $           -        $         -
     Income taxes paid                                                      $           -        $         -
==================================================================================================================



    The accompanying notes are an integral part of these financial statements

                          PRAXIS PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 2003

                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

     The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2003. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2003, has been omitted. The results of operations for the three-month period ended August 31, 2003 are not necessarily indicative of results for the entire year ending May 31, 2004.

     As of August 31, 2003, the Company had not reached a level of operations, which would finance day-to-day activities. These interim financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $31,960 and $61,589 for the three-month periods ended August 31, 2003 and 2002, respectively and has accumulated losses of $1,617,311 since inception. At August 31, 2003 the Company had a working capital deficiency of $102,878 and a stockholders' deficiency of $102,877. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

2.   RECENT PRONOUNCEMENTS

     In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2003
(Stated in U.S. Dollars)


2.   RECENT PRONOUNCEMENTS (CONTINUED)

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 expands the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition provisions of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The disclosure provisions of SFAS No. 148 are effective for financial statements for interim periods beginning after December 15, 2002. As permitted under SFAS 148, the Company has continued to apply the accounting provisions of APB No. 25, and to provide the annual pro-forma disclosures of the effect of adopting the fair value method as required by SFAS 123 and SFAS 148. SFAS 148 also requires pro-forma disclosure to be provided on a quarterly basis. The Company adopted SFAS 148 effective June 1, 2003.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The Company adopted SFAS No. 146 on January 1, 2003, and its impact did not have a material effect on the Company's financial position or results of operations.

     FASB has also issued SFAS No. 147 and 149 but they do not have any relationship to the operations of the Company, therefore a description of each and their respective impact on the Company's operations have not been disclosed.

3.   INVESTMENTS

     The Company owns approximately 11% equity interest in Pharmaxis Pty. Ltd. a private Australian company in the process of applying for listing on the Australian Stock Exchange.


                                                       August 31,       May 31,
                                                          2003           2003
                                                    ---------------------------

         1,400,000 ordinary shares                  $       1       $      1
                                                    ===========================


4.   DUE TO RELATED PARTIES

     a) The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At August 31, 2003, amounts owing of $18,372 (May 31, 2003 - $5,793) were due to related parties.

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2003
(Stated in U.S. Dollars)


4.   DUE TO RELATED PARTIES (CONTINUED)

     b) Management agreements were entered into for administration fees aggregating $6,500 per month commencing December 31, 2002 to November 30, 2005 with directors and officers. During the three-month period ended August 31, 2003, the Company incurred administration fees of $19,500 (August 31, 2002 - $11,000).

5.   COMMON STOCK

     A summary of the Company's stock option activity is as follows:

                                                  August 31, 2003                          May 31, 2003
                                         ----------------------------------     ----------------------------------
                                              Number            Average              Number            Average
                                                of             Exercise                of             Exercise
                                              Options            Price              Options             Price
                                         ----------------------------------     ----------------------------------
    Balance, beginning of period             1,530,000        $    0.10            2,582,220         $    0.13
    Issued                                           -               -             2,950,000              0.04
    Cancelled/Forfeited                              -               -            (1,332,220)            (0.15)
    Exercised                                        -               -            (2,670,000)            (0.05)
                                         ----------------------------------     ----------------------------------

    Balance, end of period                   1,530,000        $    0.10            1,530,000         $    0.10
                                         ==================================     ==================================

     As at August 31, 2003, the following options are outstanding:

                                             OUTSTANDING                                    EXERCISABLE
                          --------------------------------------------------    ------------------------------------
                                             Weighted                                                 Weighted
                                              Average          Weighted                                Average
                             Number          Remaining          Average              Number           Exercise
           Exercise            of           Contractual        Exercise                of               Price
            Price            Shares        Life (years)          Price               Shares           Weighted
      ----------------------------------------------------------------------    ------------------------------------
      $    0.00 - 0.05          250,000         2.16        $     0.032               250,000     $  0.032
           0.06 - 0.10          580,000         2.62              0.088               580,000        0.088
           0.11 - 0.15          700,000         1.17              0.140               700,000        0.140
                          --------------------------------------------------    ------------------------------------

                              1,530,000         1.88        $     0.103             1,530,000     $  0.103
                          ==================================================    ====================================

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

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
AUGUST 31, 2003
(Stated in U.S. Dollars)


5.   COMMON STOCK (CONTINUED)

     Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been as follows:

                                                August 31,       August 31,
                                                  2003             2002
                                             --------------------------------

    Loss for the period
         As reported                         $    (31,960)    $     (61,589)
                                             ================================

         Pro-Forma                           $    (31,960)    $     (88,709)
                                             =================================

    Basic loss per share
         As reported                         $      (0.01)    $       (0.01)
                                             =================================

         Pro-Forma                           $      (0.01)    $       (0.01)
                                             =================================

     The fair value of each option granted during the 2003 year was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 245%, risk free interest rate of 5%, and weighted average expected option terms of 3 years.

6.   PROPOSED TRANSACTION

     The Company entered into an Arrangement Agreement dated October 20, 2003, where the Company will acquire all of the issued and outstanding common shares of Patch Energy Inc. ("Patch"), in consideration for common shares of the Company in a one for one share exchange. Patch is a private British Columbia corporation involved in the exploration, development and production of oil and natural gas. Patch will become a wholly owned subsidiary of the Company upon completion of the transaction. The agreement is subject to Patch shareholders and regulatory approval. There is no assurance that this transaction will be completed as proposed or at all.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for Praxis should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

The Company's business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees. Due to the inability of Praxis to obtain funding and/or partners to pursue its pharmaceutical projects, Praxis decided to seek other business opportunities. On October 20, 2003, Praxis entered into an Arrangement Agreement to acquire Patch Energy Inc., a privately-held British Columbia company engaged in oil and gas exploration.

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. The net loss for the three months ended August 31, 2003 was $31,960 as compared to $61,589 during the comparable three-month period in 2002. During 2003, there were no project expenses, as compared to $25,958 in 2002, and administration expenses decreased slightly from $35,631 in 2002 to $31,960 in 2003.

During 2003, related party administration expenses increased 77% from $11,000 in 2002 to $19,500 due to the management services agreements in place since December 2002. However, professional fees decreased 62% from $15,286 in 2002 to $5,844 in 2003.

This most recent loss has increased the deficit accumulated since the inception of the Company to $1,617,311 at August 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities. Through August 31, 2003, the Company has sold stock for cash of $936,292. The sale of Fairchild shares has provided cash of $157,322.

For the three months ended August 31, 2003, cash provided by operating activities was $90. No cash was provided by investing or financing activities during this period. In comparison, in 2002, cash provided by financing activities, consisting of advances from related parties, was $10,185, which offset cash used in operating activities of $34,712.

At August 31, 2003, the Company's working capital was a deficit of $102,878, as compared to a deficit of $77,839 at May 31, 2003. The decrease in working capital was due primarily to the increase in current liabilities, which reflect the operating expenses incurred during the quarter.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended May 31, 2003, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) required accounting changes; and (5) other factors over which the Company has little or no control.


ITEM 3.  CONTROLS AND PROCEDURES

On August 31, 2003, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

--------------------------------------------------------------------------------
 REGULATION                                                           SEQUENTIAL
 S-B NUMBER                   EXHIBIT                                PAGE NUMBER
--------------------------------------------------------------------------------
   10.6        Agreement dated June 6, 2001 between Clearcoll            N/A
               Pty Ltd and Praxis Pharmaceuticals International
               Pty Ltd (3)
--------------------------------------------------------------------------------
   10.7        Amendment to Termination Agreement between Praxis         N/A
               Pharmaceuticals Inc. and Fairchild International Inc.
               (4)
--------------------------------------------------------------------------------
   10.8        Shareholders Agreement dated August 23, 2002 among        N/A
               Praxis Pharmaceuticals Inc., Perpetual Trustees
               Nominees Limited, Rothschild Bioscience Managers
               Limited, CM Capital Investments Pty Ltd, CIBC Australia
               VC Fund LLC, Mooroolbark Technology Pty Ltd, The
               Australian National University and Pharmaxis Pty Ltd,
               Dr. William Cowden and Dr. Brett Cowden (4)
--------------------------------------------------------------------------------
   10.9        Management services agreement with David Stadnyk          N/A
               dated December 1, 2002 (5)
--------------------------------------------------------------------------------
  10.10        Management services agreement with Winston Cabell         N/A
               dated December 1, 2002 (5)
--------------------------------------------------------------------------------
  10.11        Assignment of Invention with Clearcoll Pty Limited        N/A
               dated February 11, 2003 (5)
--------------------------------------------------------------------------------
  10.12        Letter agreement dated March 14, 2003 amending            N/A
               Terminations Agreement with Fairchild International
               Corporation (5)
--------------------------------------------------------------------------------
    21         Subsidiaries of the registrant (1)                        N/A
--------------------------------------------------------------------------------
  31.1         Rule 13-14(a) Certification of Principal Executive        15
               and Financial Officer
--------------------------------------------------------------------------------
  32.1         Certification Pursuant to 18 U.S.C. Section 1350 as       16
               Adopted Pursuant to Section 906 of the Sarbanes-
               Oxley Act of 2002
--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2) Incorporated by reference to the exhibits filed to the registrant's current report on Form 8-K dated February 28, 2001.
(3) Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2001.
(4) Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(5) Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2003.

          b)     REPORTS ON FORM 8-K:

          A Form 8-K dated April 9, 2003 was filed on July 8, 2003 disclosing under Item 4. Changes in Registrant's Certifying Accountant the resignation of its former accounting firm and engagement of its new accountants.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PRAXIS PHARMACEUTICALS INC.
                                  (Registrant)


Date:   November 7, 2003          By: /s/ DAVID STADNYK
                                     -------------------------------------------
                                        David Stadnyk, President
                                        (Principal financial officer)

                                  EXHIBIT 31.1


                    CERTIFICATION PURSUANT TO RULE 13A-14(A)


I, David Stadnyk, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Praxis Pharmaceuticals, Inc.;

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


Date: November 7, 2003                   /s/ DAVID STADNYK
                                       -----------------------------------------
                                       David Stadnyk, President, Secretary and
                                       Treasurer (Principal Executive and
                                       Financial Officer)

                                  EXHIBIT 32.1

      CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT
                TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Praxis Pharmaceuticals, Inc. (the "Company") on Form 10-QSB for the quarter ending August 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, David Stadnyk, President, Secretary and Treasurer (Principal Executive and Financial Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


 /s/ DAVID STADNYK
-----------------------------------------
David Stadnyk
President, Secretary and Treasurer