Form 10QSB
period 2003-11-30
PRAXIS PHARMACEUTICALS INC/CN
filed 2004-01-20
CIK 1064481

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: November 30, 2003

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


       Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
                 requirements for the past 90 days. Yes  X   No
                                                       -----   -----


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            19,991,747 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                NOVEMBER 30, 2003


 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                 -----    -----

                           PRAXIS PHARMACEUTICALS INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                NOVEMBER 30, 2003
                            (Stated in U.S. Dollars)

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in U.S. Dollars)

-----------------------------------------------------------------------------------------------------------------

                                                                                  November 30,            May 31,
                                                                                          2003               2003
-----------------------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED            AUDITED
ASSETS

Current Assets
     Cash                                                                   $          1,136       $         904
     Amounts receivable                                                                    -               3,065
-----------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                   1,136               3,969

Available-for-sale Securities  (Note 3)                                              355,103                   1
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                                $        356,239       $       3,970
=================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
     Accounts payable                                                       $         99,921       $      76,015
     Due to related parties (Note 4)                                                  45,293               5,793
-----------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            145,214              81,808
-----------------------------------------------------------------------------------------------------------------

Going Concern (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock:
10,000,000 preferred shares authorized with par value of $0.001 per
share; none issued and outstanding                                                         -                   -

Common stock:
50,000,000 common shares authorized with par value of $0.001 per share;
19,991,747 issued and outstanding                                                     19,990              19,790

Common stock subscriptions receivable                                                      -              (6,922)

Additional paid-in capital                                                         1,582,534           1,494,644

Accumulated other comprehensive income (Note 6)                                      355,102                   -

Deficit Accumulated During the Development Stage                                  (1,746,601)         (1,585,350)
-----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficiency)                                              211,025             (70,916)
-----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)                     $        356,239       $       3,970
=================================================================================================================




    The accompanying notes are an integral part of these financial statements

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------------------
                                                   Accumulated
                                                       From               Three Months Ended             Six Months Ended
                                                   Inception to              November 30,                  November 30,
                                                November 30, 2003         2003          2002            2003           2002
-----------------------------------------------------------------------------------------------------------------------------------

Project Expenses
     Research agreement amendment               $         45,000       $         -   $         -     $          -    $          -
                                                                                                                -               -
     Research costs                                      255,883                 -             -                -               -
     Patent costs                                          9,734                 -            66                -           1,024
     Recovered costs
         Cash                                           (135,594)                -             -                -               -
         Investment consideration                        (26,000)                -             -                -               -
     Related party consulting fees                       211,009                 -             -                -          25,000
     Royalties                                            59,428                 -        29,068                -          29,068
-----------------------------------------------------------------------------------------------------------------------------------
                                                         419,460                 -        29,134                -          55,092
-----------------------------------------------------------------------------------------------------------------------------------

Administration Expenses
     Bank charges and exchange                            21,565               783           273            1,179           2,032
     Consulting                                          470,148            92,590        49,800           97,090          49,800
     Finder's fees                                         7,500                 -             -                -               -
     Interest on convertible debentures                   16,667                 -             -                -               -
     Office and secretarial                               64,969             2,040         4,151            3,760           6,697
     Professional fees                                   232,848            14,379        15,912           20,223          31,198
     Promotion and travel                                330,214                 -        18,579                -          23,619
     Related party administration                        188,554            19,500        12,437           39,000          23,437
     Gain on sale of investments                        (157,472)                -       (43,602)               -         (43,602)
     Reorganization costs                                125,000                 -             -                -               -
     Loss on sale of treasury shares                         150                 -             -                -               -
-----------------------------------------------------------------------------------------------------------------------------------
                                                       1,300,143           129,292        57,550          161,252          93,181
-----------------------------------------------------------------------------------------------------------------------------------

Loss from Operations                                  (1,719,603)         (129,292)      (86,684)        (161,252)       (148,273)

Equity Share In Loss of Investees (Note 2)               (26,998)                -             -                -               -
-----------------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                         $     (1,746,601)      $  (129,292)  $   (86,684)    $   (161,252)   $   (148,273)
==================================================================================================================================

Basic Loss Per Share                                                   $     (0.01)  $     (0.01)    $      (0.01)   $      (0.01)
==================================================================================================================================

Weighted Average Number Of Common Shares Outstanding                    19,925,080    14,082,069       19,858,414      11,975,334
===================================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)




    The accompanying notes are an integral part of these financial statements

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(UNAUDITED)

-----------------------------------------------------------------------------------------------------

                                                                      Six month period ended
                                                                            November 30
                                                                       2003                 2002
-----------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net loss for the period                                       $     (161,252)       $    (148,273)
   Add back non-cash items:
      Gain on sale of investments                                             -              (43,602)
         Issue of shares and subscriptions for services                       -               70,500
         Stock based compensation                                        81,890                    -

   Change in non-cash operating items:
      Amounts receivable                                                  3,293                4,639
      Accounts payable                                                   30,106                3,047
      Related parties                                                    44,000                    -
-----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                      (1,963)            (113,689)
-----------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Proceeds on sale of investments                                            -               43,602
-----------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                     -               43,602
-----------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Share capital issued for cash                                              -               39,650
   Advances from related parties                                          2,195                5,124
-----------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                 2,195               44,774
-----------------------------------------------------------------------------------------------------

Change in cash for the period                                               232              (25,313)

Cash, beginning of period                                                   904               46,655
-----------------------------------------------------------------------------------------------------
Cash, end of period                                              $        1,136        $      21,342
=====================================================================================================





    The accompanying notes are an integral part of these financial statements

                          PRAXIS PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                NOVEMBER 30, 2003
                            (Stated in U.S. Dollars)

1. BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2003. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2003, has been omitted. The results of operations for the six-month period ended November 30, 2003 are not necessarily indicative of results for the entire year ending May 31, 2004.

As of November 30, 2003, the Company had not reached a level of operations, which would finance day-to-day activities. These interim financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company incurred losses from operations of $161,252 and $148,273 for the six-month periods ended November 30, 2003 and 2002, respectively and has accumulated losses of $1,746,601 since inception. At November 30, 2003 the Company had a working capital deficiency of $144,078. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

2. RECENT PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(Stated in U.S. Dollars)

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

3. AVAILABLE-FOR-SALE SECURITIES

The Company owns approximately a 1% equity interest in Pharmaxis Ltd. an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 10, 2005. At November 30, 2003, the market value was $355,103 resulting in an unrealized gain of $355,102 which is recorded as Other Comprehensive Income, a separate component of Shareholders' Equity.

                                           November 30,            May 31,
                                                   2003               2003
                                         ----------------------------------

        1,400,000 ordinary shares          $    355,103          $       1
                                         ==================================



4. DUE TO RELATED PARTIES

a) The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At November 30, 2003, amounts owing of $45,293 (May 31, 2003 - $5,793) were due to related parties.

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(Stated in U.S. Dollars)


4. DUE TO RELATED PARTIES (CONTINUED)

b) Management agreements were entered into for administration fees aggregating $6,500 per month commencing December 31, 2002 to November 30, 2005 with directors and officers. During the six-month period ended November 30, 2003, the Company incurred administration fees of $39,000 (November 30, 2002 - $23,437).

5. COMMON STOCK

During the six-month period ended November 30, 2003, the Company issued 200,000 common shares upon exercise of stock options for proceeds of $6,200 which reduced accounts payable.

     A summary of the Company's stock option activity is as follows:

                                                   November 30, 2003
                                         -----------------------------------
                                                    Number          Average
                                                        of         Exercise
                                                   Options            Price
                                         -----------------------------------

    Balance, beginning of period                 1,530,000      $      0.10
    Issued                                       2,250,000             0.08
    Cancelled/Forfeited                                  -                -
    Exercised                                    (200,000)             0.03
                                         -----------------------------------

    Balance, end of period                       3,580,000      $      0.09
                                         ===================================

As at November 30, 2003, the following options are outstanding:

                                             OUTSTANDING                                    EXERCISABLE
                          --------------------------------------------------    ------------------------------------
                                                  Weighted                                                 Weighted
                                                   Average         Weighted                                 Average
                                 Number          Remaining          Average               Number           Exercise
                Exercise             of        Contractual         Exercise                   of              Price
                   Price         Shares       Life (years)            Price               Shares           Weighted
      ----------------------------------------------------------------------    ------------------------------------
        $    0.00 - 0.05         50,000               1.71   $         0.04               50,000          $    0.04
             0.06 - 0.10      2,830,000               2.78             0.08            2,830,000               0.08
             0.11 - 0.15        700,000               0.92             0.14              700,000               0.14
                          --------------------------------------------------    ------------------------------------

                              3,580,000               2.40   $         0.09            3,580,000          $    0.09
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

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(Stated in U.S. Dollars)

5. COMMON STOCK (CONTINUED)

Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been as follows:

                                           Accumulated               Three Months Ended               Six Months Ended
                                                  from                     November 30,                   November 30,
                                          Inception to  ---------------------------------------------------------------
                                     November 30, 2003              2003           2002            2003           2002

Net Loss - as reported                   $  (1,746,601)      $  (129,299)     $ (86,684)   $   (161,252)   $  (148,273)
Add: Stock-based compensation
expense included in net loss -
as reported                                     81,890            81,890              -          81,890              -
Deduct: Stock-based compensation
expense determined under fair
value method                                  (148,770)         (148,770)             -        (148,770)       (27,120)
                                 --------------------------------------------------------------------------------------
Net Loss - Pro-Forma                     $  (1,813,481)      $  (196,179)     $ (86,684)   $   (228,132)   $  (175,393)
                                 ======================================================================================
Basic loss per share -
as reported                                                  $     (0.01)     $   (0.01)   $      (0.01)   $     (0.01)
                                                          -------------------------------------------------------------
Basic loss per share -
Pro-Forma                                                    $     (0.01)     $   (0.01)   $      (0.01)   $     (0.01)
                                 ======================================================================================

The fair value of each option granted during the six months ended November 30, 2003 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 264%, risk free interest rate of 1.8%, and weighted average expected option terms of 1.75 years.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME


                                          Accumulated               Three Months Ended               Six Months Ended
                                                 from                     November 30,                   November 30,
                                         Inception to      --------------------------------------------------------------
                                    November 30, 2003              2003           2002            2003           2002

   Net Loss for the period             $  (1,746,601)        $  (129,299)    $  (86,684)     $ (161,252)   $  (148,273)

     Unrealized holding gains
     arising during the period               355,102             355,102              -         355,102              -
                                   --------------------------------------------------------------------------------------
   Comprehensive (loss) income         $  (1,391,499)        $   225,803     $  (86,684)     $  193,850    $  (148,273)
                                   ======================================================================================

7. PROPOSED TRANSACTION

The Company entered into an Arrangement Agreement dated October 20, 2003, to acquire all of the issued and outstanding common shares of Patch Energy Inc. ("Patch"), in consideration for common shares of the Company in a one for one share exchange. Patch is a private British Columbia corporation involved in the exploration, development and production of oil and natural gas. Patch will become a wholly owned subsidiary of the Company upon completion of the transaction. The agreement is subject to Patch shareholders and regulatory approval.

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

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. At November 30, 2003, the deficit accumulated during the development stage was $1,746,601.

THREE-MONTH PERIOD. The net loss for the three months ended November 30, 2003 was $129,292 as compared to $86,684 during the comparable three-month period in 2002. During 2003, there were no project expenses, as compared to $29,134 in 2002. However, administration expenses increased from $57,550 in 2002 to $129,292 in 2003.

The increase in expenses for 2003 is not as significant as it would appear, since administration expenses in 2002 included a $43,602 gain on sale of investments. Consulting fees increased from $49,800 in 2002 to $92,590 in 2003, primarily as a result of stock options granted in October and November 2003. Additionally, related party administration expenses increased from $12,437 in 2002 to $19,500 in 2003 due to management services agreements in place since December 2002. There were no promotion and travel expenses in 2003, as compared to $18,579 in 2002.

SIX-MONTH PERIOD. For the six months ended November 30, 2003, the Company incurred a net loss of $161,252, as compared to the net loss of $148,273 for the comparable period in 2002. There were no project expenses for 2003, as compared to $55,092 in 2002. However, administration expenses increased from $93,181 in 2002 to $161,252 in 2003.

The most significant changes in administration expenses were the lack of any gain on sale of investments ($-nil in 2003 as compared to $43,602 in 2002), the increase in consulting expenses ($97,090 in 2003 as compared to $49,800 in 2002), the decrease in professional fees ($20,223 in 2003 as compared to $31,198 in 2002), the decrease in promotion and travel expenses ($-nil in 2003 as compared to $23,619 in 2002), and the increase in related party administration expenses due to the management services agreements ($39,000 in 2003 as compared to $23,437 in 2002).

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities, as Praxis has yet to generate any revenues.

For the six months ended November 30, 2003, cash used in operating activities was $1,963. Cash of $2,195 was provided by financing activities, consisting of advances from related parties, during this period. In comparison, in 2002, cash provided by financing activities, consisting primarily of share capital issued for cash, was $44,774, and cash provided by investing activities, consisting of proceeds on sale of investments, was $43,602. Cash used in operating activities was $113,689.

At November 30, 2003, the Company's working capital was a deficit of $144,078, as compared to a deficit of $77,839 at May 31, 2003. The decrease in working capital was due primarily to the increase in current liabilities, which reflect the operating expenses incurred during the six-month period.

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

The report of the Company's independent auditors on the financial statements for the year ended May 31, 2003, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. Praxis has suffered losses from operations. The Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to reach a level of operations that would finance its day-to-day activities.

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


ITEM 3.  CONTROLS AND PROCEDURES

On November 30, 2003, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

--------------------------------------------------------------------------------
 REGULATION                                                           SEQUENTIAL
 S-B NUMBER                      EXHIBIT                             PAGE NUMBER
--------------------------------------------------------------------------------
   10.7        Amendment to Termination Agreement between Praxis         N/A
               Pharmaceuticals Inc. and Fairchild International
               Inc. (4)
--------------------------------------------------------------------------------
   10.8        Shareholders Agreement dated August 23, 2002 among        N/A
               Praxis Pharmaceuticals Inc., Perpetual Trustees
               Nominees Limited, Rothschild Bioscience Managers
               Limited, CM Capital Investments Pty Ltd, CIBC
               Australia VC Fund LLC, Mooroolbark Technology Pty Ltd,
               The Australian National University and Pharmaxis Pty
               Ltd, Dr. William Cowden and Dr. Brett Cowden (4)
------------------- ------------------------------------------------------------
   10.9        Management services agreement with David Stadnyk          N/A
               dated December 1, 2002
--------------------------------------------------------------------------------
   10.10       Management services agreement with Winston Cabell         N/A
               dated December 1, 2002
--------------------------------------------------------------------------------
   10.11       Assignment of Invention with Clearcoll Pty Limited        N/A
               dated February 11, 2003 (5)
--------------------------------------------------------------------------------
   10.12       Letter agreement dated March 14, 2003 amending            N/A
               Terminations Agreement with Fairchild International
               Corporation (5)
--------------------------------------------------------------------------------
    21         Subsidiaries of the registrant (1)                        N/A
--------------------------------------------------------------------------------
   31.1        Rule 13-14(a) Certification of Principal Executive         15
               and Financial Officer
--------------------------------------------------------------------------------
   32.1        Certification Pursuant to 18 U.S.C. Section 1350 as        16
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

                                         PRAXIS PHARMACEUTICALS INC.
                                         (Registrant)


Date: January 20, 2004                   By:   /s/ DAVID STADNYK
                                            ------------------------------------
                                               David Stadnyk, President
                                               (Principal financial officer)