Form 10QSB/A
period 2003-11-30
PRAXIS PHARMACEUTICALS INC/CN
filed 2004-01-22
CIK 1064481

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
(Stated in U.S. Dollars)


-----------------------------------------------------------------------------------------------------------------

                                                                                  November 30,            May 31,
                                                                                          2003               2003
-----------------------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED            AUDITED
ASSETS

Current Assets
     Cash                                                                   $          1,136       $         904
     Amounts receivable                                                                    -               3,065
-----------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                   1,136               3,969

Available-for-sale Securities  (Note 3)                                              755,000                   1
-----------------------------------------------------------------------------------------------------------------

Total Assets                                                                $        756,136       $       3,970
=================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities
     Accounts payable                                                       $         99,921       $      76,015
     Due to related parties (Note 4)                                                  45,293               5,793
-----------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            145,214              81,808
-----------------------------------------------------------------------------------------------------------------

Going Concern (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY)

Preferred stock:
10,000,000 preferred shares authorized with par value of $0.001 per
share; none issued and outstanding                                                         -                   -

Common stock:
50,000,000 common shares authorized with par value of $0.001 per share;
19,991,747 issued and outstanding                                                     19,990              19,790

Common stock subscriptions receivable                                                      -              (6,922)

Additional paid-in capital                                                         1,582,534           1,494,644

Accumulated other comprehensive income (Note 6)                                      754,999                   -

Deficit Accumulated During the Development Stage                                  (1,746,601)         (1,585,350)
-----------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficiency)                                              610,922             (70,916)
-----------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)                     $        756,136       $       3,970
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

3. AVAILABLE-FOR-SALE SECURITIES


The Company owns approximately a 10% equity interest in Pharmaxis Ltd. an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 10, 2005. The Company has recognized a discount from quoted market value of securities held for resale due to the following factors: lack of marketability of the Company's holdings due to the trading restriction to November 2005, the ability to dispose of large - block holdings in a timely manner, and the risk associated with an investment in a startup company engaged in research and development. At November 30, 2003, the discounted market value is recorded at $755,000 resulting in an unrealized gain of $754,999, net of tax of $381,000, which is recorded as Other Comprehensive Income, a separate component of Shareholders' Equity.


                                           November 30,            May 31,
                                                   2003               2003
                                         ----------------------------------

        11,200,000 ordinary shares         $    755,000          $       1
                                         ==================================

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

6. ACCUMULATED OTHER COMPREHENSIVE INCOME



                                          Accumulated               Three Months Ended               Six Months Ended
                                                 from                     November 30,                   November 30,
                                         Inception to      --------------------------------------------------------------
                                    November 30, 2003              2003           2002            2003           2002

   Net Loss for the period             $  (1,746,601)        $  (129,292)    $  (86,684)     $ (161,252)   $  (148,273)

     Unrealized holding gains
     arising during the period
     net of tax of $381,000                  754,999             754,999              -         754,999              -
                                   --------------------------------------------------------------------------------------
   Comprehensive (loss) income         $    (991,602)        $   625,707     $  (86,684)     $  593,747    $  (148,273)
                                   ======================================================================================


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

--------------------------------------------------------------------------------
 REGULATION                                                           SEQUENTIAL
 S-B NUMBER                      EXHIBIT                             PAGE NUMBER
--------------------------------------------------------------------------------
   10.7        Amendment to Termination Agreement between Praxis         N/A
               Pharmaceuticals Inc. and Fairchild International
               Inc. (4)
--------------------------------------------------------------------------------
   10.8        Shareholders Agreement dated August 23, 2002 among        N/A
               Praxis Pharmaceuticals Inc., Perpetual Trustees
               Nominees Limited, Rothschild Bioscience Managers
               Limited, CM Capital Investments Pty Ltd, CIBC
               Australia VC Fund LLC, Mooroolbark Technology Pty Ltd,
               The Australian National University and Pharmaxis Pty
               Ltd, Dr. William Cowden and Dr. Brett Cowden (4)
------------------- ------------------------------------------------------------
   10.9        Management services agreement with David Stadnyk          N/A
               dated December 1, 2002
--------------------------------------------------------------------------------
   10.10       Management services agreement with Winston Cabell         N/A
               dated December 1, 2002
--------------------------------------------------------------------------------
   10.11       Assignment of Invention with Clearcoll Pty Limited        N/A
               dated February 11, 2003 (5)
--------------------------------------------------------------------------------
   10.12       Letter agreement dated March 14, 2003 amending            N/A
               Terminations Agreement with Fairchild International
               Corporation (5)
--------------------------------------------------------------------------------
    21         Subsidiaries of the registrant (1)                        N/A
--------------------------------------------------------------------------------
   31.1        Rule 13-14(a) Certification of Principal Executive         16
               and Financial Officer
--------------------------------------------------------------------------------
   32.1        Certification Pursuant to 18 U.S.C. Section 1350 as        17
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

                                         PRAXIS PHARMACEUTICALS INC.
                                         (Registrant)



Date: January 21, 2004                   By:   /s/ DAVID STADNYK
                                            ------------------------------------
                                               David Stadnyk, President
                                               (Principal financial officer)