Form 10QSB
period 2004-02-29
PRAXIS PHARMACEUTICALS INC/CN
filed 2004-04-19
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 29, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to _______________


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


     Check whether the issuer (1) filed all reports required to be filed by
 Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No
                                                                      ---   ---


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           38,224,372 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 MARCH 15, 2004


  Transitional Small Business Disclosure Format (check one);  Yes    No  X
                                                                 ---   ----

                           PRAXIS PHARMACEUTICALS INC.
                          (A Development Stage Company)


                              FINANCIAL STATEMENTS


                                FEBRUARY 29, 2004
                            (Stated in U.S. Dollars)

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
BALANCE SHEET
(Stated in U.S. Dollars)

-------------------------------------------------------------------------------------------------------------------

                                                                                  February 29,            May 31,
                                                                                          2004               2003
-------------------------------------------------------------------------------------------------------------------
                                                                                     UNAUDITED            AUDITED
ASSETS

Current Assets
     Cash                                                                      $       1,034       $           904
     Amounts receivable                                                                    -                 3,065
-------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                   1,034                 3,969

Available-for-sale securities (Note 3)                                             1,583,000                     1
-------------------------------------------------------------------------------------------------------------------

Total Assets                                                                   $   1,584,034       $         3,970
===================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIENCY)

 Current Liabilities
     Accounts payable                                                          $     115,216       $        76,015
     Due to related parties (Note 4)                                                  61,135                 5,793
-------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                            176,351                81,808
-------------------------------------------------------------------------------------------------------------------

Going Concern (Note 1)

STOCKHOLDERS' EQUITY (DEFICIENCY)

 Preferred stock:
 10,000,000 preferred shares authorized with par value of $0.001 per
 share; none issued and outstanding                                                        -                     -

 Common stock:
 50,000,000 common shares authorized with par value of $0.001 per share;
 19,991,747 shares issued and outstanding (May 31, 2003 - 19,791,747
 shares)                                                                              19,990                19,790

 Common stock subscriptions receivable                                                     -                (6,922)

 Additional paid-in capital                                                        1,582,534             1,494,644

Accumulated other comprehensive income (Note 6)                                    1,582,999                   -

Deficit accumulated during the development stage                                  (1,777,840)           (1,585,350)
-------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficiency)                                            1,407,683               (70,916)
-------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficiency)                        $   1,584,034       $         3,970
===================================================================================================================

   The accompanying notes are an integral part of these financial statements.

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
(Stated in U.S. Dollars)
(UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                     Accumulated
                                        from
                                      inception             Three Months Ended                 Nine Months Ended
                                   to February 29,     February 29,     February 28,     February 29,      February 28,
                                         2004              2004             2003             2004              2003
----------------------------------------------------------------------------------------------------------------------------

Project Expenses
     Research agreement
       amendment                   $        45,000     $         -      $          -     $         -       $          -
     Research costs                       255,883                -                 -               -                  -
     Patent costs                           9,734                -                 -               -              1,024
     Recovered costs
       Cash                              (135,594)               -                 -               -                  -
       Investment consideration           (26,000)               -                 -               -                  -
     Related party consulting
       fees                               211,009                -                 -               -             25,000
     Royalties                             59,428                -            13,426               -             42,494
----------------------------------------------------------------------------------------------------------------------------
                                          419,460                -            13,426               -             68,518
----------------------------------------------------------------------------------------------------------------------------

Administration Expenses
     Bank charges and exchange             22,066              501               122           1,680              2,154
     Consulting                           474,648            4,500            42,543         101,590             92,343
     Finder's fees                          7,500                -                 -               -                  -
     Interest on convertible
       debentures                          16,667                -                 -               -                  -
     Office and secretarial                67,465            2,496            10,637           6,256             17,334
     Professional fees                    242,090            9,242             5,829          29,465             37,026
     Promotion and travel                 330,214                -                 -               -             23,619
     Related party
       administration                     203,054           14,500            21,500          53,500             44,937
     Gain on sale of
       investments                       (157,472)               -           (20,136)              -            (63,738)
     Reorganization costs                 125,000                -                 -               -                  -
     Loss on sale of treasury
       shares                                 150                -                 -               -                  -
----------------------------------------------------------------------------------------------------------------------------
                                        1,331,382           31,239            60,495         192,491            153,675
----------------------------------------------------------------------------------------------------------------------------

Loss from Operations                   (1,750,842)         (31,239)          (73,921)       (192,491)          (222,193)

Equity Share In Loss of                   (26,998)               -                 -               -                  -
  Investees
----------------------------------------------------------------------------------------------------------------------------
Net Loss for the Period          $     (1,777,840)     $   (31,239)     $    (73,921)    $  (192,491)      $   (222,193)
============================================================================================================================


Basic Loss Per Share                                   $     (0.00)     $      (0.01)    $     (0.01)      $      (0.02)
============================================================================================================================

Weighted Average Number Of Common Shares Outstanding    19,991,747       14,082,069       19,902,858       $ 11,975,334
============================================================================================================================

(Diluted loss per share has not been presented as the result is anti-dilutive)


   The accompanying notes are an integral part of these financial statements.

PRAXIS PHARMACEUTICALS INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
(Stated in U.S. Dollars)
(UNAUDITED)

--------------------------------------------------------------------------------------------------------------------

                                                                                       Nine month period ended
                                                                                 February 29,          February 28,
                                                                                      2004                 2003
--------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss for the period                                                    $    (192,491)         $   (222,193)
     Add back non-cash items:
         Gain on sale of investments                                                                        (63,738)
         Issue of shares and subscriptions for services                                     -               114,620
         Stock based compensation                                                      81,890                     -

     Change in non-cash operating assets and liabilities:
         Amounts receivable                                                             3,633                 6,792
         Accounts payable                                                              45,402               (15,418)
         Related parties                                                               59,501                     -
--------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                  (2,065)             (179,937)
--------------------------------------------------------------------------------------------------------------------
Investing Activities
     Proceeds on sale of investments                                                        -                63,738
--------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                   -                63,738
--------------------------------------------------------------------------------------------------------------------
Financing Activities
     Share capital issued for cash                                                          -                53,650
     Advances from related parties                                                      2,195                16,424
--------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                               2,195                70,074
--------------------------------------------------------------------------------------------------------------------

Change in cash for the period                                                             130               (46,125)

Cash, beginning of period                                                                 904                46,655
--------------------------------------------------------------------------------------------------------------------
Cash, end of period                                                             $       1,034          $        530
====================================================================================================================


NON-CASH FINANCING ACTIVITIES
     Common stock issued for debt                                                       6,200                     -
     Common stock issued for services                                                       -               114,620


   The accompanying notes are an integral part of these financial statements.

                          PRAXIS PHARMACEUTICALS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                FEBRUARY 29, 2004
                            (Stated in U.S. Dollars)

1.   BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2003. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2003, has been omitted. The results of operations for the nine-month period ended February 29, 2004 are not necessarily indicative of results for the entire year ending May 31, 2004.

As of February 29, 2004, the Company had not reached a level of operations, which would finance day-to-day activities. These interim financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management believes the Company will be able to generate sufficient funds to meet its obligations for a period of at least twelve months from the balance sheet date. The Company incurred losses from operations of $192,491 and $222,193 for the nine-month periods ended February 29, 2004 and February 28, 2003, respectively and has accumulated losses of $1,777,840 since inception. At February 29, 2004 the Company had a working capital deficiency of $175,317. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern.

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

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(Stated in U.S. Dollars)

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

3.   AVAILABLE-FOR-SALE SECURITIES

The Company owns approximately a 10% equity interest in Pharmaxis Ltd., an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 10, 2005. The Company has recognized a discount from quoted market value of securities held for resale due to the following factors: lack of marketability of the Company's holdings due to the trading restriction to November 2005, the ability to dispose of large - block holdings in a timely manner, and the risk associated with an investment in a startup company engaged in research and development. At February 29, 2004, the discounted market value is recorded at $1,583,000, resulting in an unrealized gain of $1,582,999, net of tax of $394,000, which is recorded as Other Comprehensive Income, a separate component of Shareholders' Equity.


                                            February 29,               May 31,
                                                    2004                  2003
                                           ------------------------------------

       11,200,000 ordinary shares            $ 1,583,000                 $   1
                                           ====================================

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(Stated in U.S. Dollars)

4.   DUE TO RELATED PARTIES

a) The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At February 29, 2004, amounts owing of $61,135 (May 31, 2003 - $5,793) were due to related parties.

b) Management agreements were entered into for administration fees aggregating $6,500 per month commencing December 31, 2002 to November 30, 2005 with directors and officers. An agreement which had required payments of $2,500 per month was terminated effective December 31, 2003. During the nine-month period ended February 29, 2004, the Company incurred administration fees of $53,500 (February 28, 2003 - $44,937).

5.   COMMON STOCK

During the nine-month period ended February 29, 2004, the Company issued 200,000 common shares upon exercise of stock options for proceeds of $6,200 which reduced accounts payable.

A summary of the Company's stock option activity is as follows:

                                                  February 29, 2004
                                         -----------------------------------
                                                    Number          Average
                                                        of         Exercise
                                                   Options            Price
                                         -----------------------------------

    Balance, beginning of period                 1,530,000      $      0.10
    Issued                                       2,250,000             0.08
    Cancelled/Forfeited                                  -                -
    Exercised                                     (200,000)            0.03
                                         -----------------------------------

    Balance, end of period                       3,580,000      $      0.09
                                         ===================================



As at February 29, 2004, the following options are outstanding:


                                             OUTSTANDING                                    EXERCISABLE
                          --------------------------------------------------    ------------------------------------
                                                  Weighted                                                 Weighted
                                                   Average         Weighted                                 Average
                                 Number          Remaining          Average               Number           Exercise
                Exercise             of        Contractual         Exercise                   of              Price
                   Price         Shares       Life (years)            Price               Shares           Weighted
      ----------------------------------------------------------------------    ------------------------------------

        $    0.00 - 0.05         50,000               1.46            $0.04               50,000              $0.04
             0.06 - 0.10      2,830,000               2.53             0.08            2,830,000               0.08
             0.11 - 0.15        700,000               0.67             0.14              700,000               0.14
                          --------------------------------------------------    ------------------------------------

                              3,580,000               2.15            $0.09            3,580,000              $0.09
                          ==================================================    ====================================


PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(Stated in U.S. Dollars)


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

Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been as follows:

                                                Accumulated
                                                       from               Three Months Ended              Nine Months Ended
                                               Inception to     ----------------------------------------------------------------
                                               February 29,      February 29,      February 28,    February 29,     February 28,
                                                       2004              2004              2003            2004             2003


   Net Loss - as reported                      $(1,777,840)        $ (31,239)        $ (73,921)     $ (192,491)     $  (222,193)
     Add: Stock-based compensation
     expense included in net loss - as
     reported                                       81,890            81,890                 -          81,890                -
     Deduct: Stock-based compensation
     expense determined under fair
     value method                                 (175,890)         (148,770)                -        (148,770)         (27,120)
                                        ----------------------------------------------------------------------------------------

   Net Loss - Pro-Forma                        $(1,871,840)         $(98,119)        $ (73,921)     $ (259,371)     $  (249,313)
                                        ========================================================================================

   Basic loss per share - as reported                               $  (0.00)        $   (0.01)     $    (0.01)     $     (0.02)
                                                              ------------------------------------------------------------------
   Basic loss per share - Pro-Forma                                 $  (0.00)        $   (0.01)     $    (0.01)     $     (0.02)
                                                              ==================================================================


The fair value of each option granted during the nine months ended February 29, 2004 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 264%, risk free interest rate of 1.8%, and weighted average expected option terms of 1.75 years.

6. ACCUMULATED OTHER COMPREHENSIVE INCOME

                                                  Accumulated
                                                         from             Three Months Ended              Nine Months Ended
                                                 Inception to     -----------------------------------------------------------------
                                                 February 29,      February 29,      February 28,     February 29,    February 28,
                                                         2004              2004              2003             2004            2003

   Net Loss for the period                      $  (1,777,840)     $   (31,239)      $    (73,921)    $   (192,491)   $   (222,193)

   Unrealized holding gains arising
     during the period, net of tax of
     $394,000                                       1,582,999          828,000                  -        1,582,999               -
                                        -------------------------------------------------------------------------------------------
   Comprehensive (loss) income                  $    (194,841)     $   796,761       $    (73,921)    $  1,390,508    $   (222,193)
                                        ===========================================================================================

PRAXIS PHARMACEUTICALS, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FEBRUARY 29, 2004
(Stated in U.S. Dollars)


7.   ACQUISITION

The Company entered into an Arrangement Agreement dated October 20, 2003, to acquire all of the issued and outstanding common shares of Patch Energy Inc. ("Patch"), a Company with a common director, in consideration for common shares of the Company in a one for one share exchange. Patch is a private British Columbia corporation involved in the exploration, development and production of oil and natural gas. The acquisition closed in March 2004.


8.   SUBSEQUENT EVENTS

a) The Company granted stock options to directors, officers and consultants to acquire up to 2,250,000 shares at a price of $0.165 exercisable on or before March 15, 2007.

b)   The Company issued 639,059 common shares for services valued at $30,000.

c) The Company received regulatory approval to change its name to Patch Energy Inc.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for Praxis should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

The Company's business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. To date, Praxis has not generated any revenues from product sales, royalties or license fees. Due to the inability of Praxis to obtain funding and/or partners to pursue its pharmaceutical projects, Praxis decided to seek other business opportunities. On October 20, 2003, Praxis entered into an Arrangement Agreement to acquire Patch Energy Inc., a privately-held British Columbia company engaged in oil and gas exploration. This acquisition was completed as of March 15, 2004. Accordingly, this report does not reflect the acquisition of Patch Energy Inc.

RESULTS OF OPERATIONS

The Company continues to incur losses from operations. At February 29, 2004, the deficit accumulated during the development stage was $1,777,840.

THREE-MONTH PERIOD. The net loss for the three months ended February 29, 2004 was $31,239 as compared to $73,921 during the comparable three-month period in 2003. During 2004, there were no project expenses, as compared to $13,426 in 2003. Additionally, administration expenses decreased from $60,495 in 2003 to $31,239 in 2004.

The decrease in expenses for 2004 is actually more significant, since administration expenses in 2003 included a $20,136 gain on sale of investments. Consulting fees decreased from $42,543 in 2003 to $4,500 in 2004. Additionally, related party administration expenses decreased from $21,500 in 2003 to $14,500 in 2004 due to the termination of one of the management services agreements effective December 31, 2003. The terminated agreement required payments of $2,500 per month. Office and secretarial expenses also decreased from $10,637 in 2003 to $2,496 in 2004.

NINE-MONTH PERIOD. For the nine months ended February 29, 2004, the Company incurred a net loss of $192,491, as compared to the net loss of $222,193 for the comparable period in 2003. There were no project expenses for 2003, as compared to $68,518 in 2003. However, administration expenses increased from $153,675 in 2003 to $192,491 in 2004.

The most significant changes in administration expenses for the nine months ended February 29, 2004 were the lack of any gain on sale of investments ($-nil in 2004 as compared to $63,738 in 2004), the increase in consulting expenses ($101,590 in 2004 as compared to $92,343 in 2003), the decrease in office and secretarial expenses ($6,256 in 2004 as compared to $17,334 in 2003), the decrease in promotion and travel expenses ($-nil in 2004 as compared to $23,619 in 2003), and the increase in related party administration expenses due to the management services agreements ($53,500 in 2004 as compared to $44,937 in 2003).

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for Praxis' operations has been the private sale of its securities, as Praxis has yet to generate any revenues.

For the nine months ended February 29, 2004, cash used in operating activities was $2,065. Cash of $2,195 was provided by financing activities, consisting of advances from related parties, during this period. In comparison, in 2003, cash provided by financing activities, consisting primarily of share capital issued for cash, was $70,074, and cash provided by investing activities, consisting of proceeds on sale of investments, was $63,738. Cash used in operating activities was $179,937.

At February 29, 2004, the Company's working capital was a deficit of $175,317, as compared to a deficit of $77,839 at May 31, 2003. The decrease in working capital was due primarily to the increase in current liabilities, which reflect the operating expenses incurred during the nine-month period.

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

PLAN OF OPERATION

As disclosed above, the Company completed its acquisition of Patch Energy as of March 15, 2004 by issuing 18,232,625 shares of its common stock. While Patch Energy generates revenues from its oil and gas operations, such revenues are not sufficient to cover its operating expenses. Accordingly, the Company will require cash to support its operations for at least the next 12 months. Praxis will have to engage in one or more offerings of debt and/or equity securities. There can be no assurance that it will be successful in this effort.

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


ITEM 3.  CONTROLS AND PROCEDURES

On February 29, 2004, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                                  PRAXIS PHARMACEUTICALS INC.
                                  (Registrant)


Date: April 19, 2004              /s/ DAVID STADNYK
                                  ----------------------------------------------
                                        David Stadnyk, President
                                        (Principal financial officer)