Form 10KSB
period 2004-05-31
PATCH INTERNATIONAL INC/CN
filed 2004-10-18
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
X    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     FOR THE FISCAL YEAR ENDED MAY 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  ______________ to ______________

                         Commission file number: 0-28627

                            PATCH INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

                   NEVADA                                87-0393257
(State or other jurisdiction of incorporation        (I.R.S. Employer
             or organization                        Identification No.)

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

State issuer's revenues for its most recent fiscal year:  $121,613

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $2,401,627 AS OF AUGUST 17, 2004

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 42,385,071 SHARES OF COMMON STOCK AS OF AUGUST 17, 2004

Transitional Small Business Disclosure Format (Check one):    Yes    ; No   X

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         The Company's business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. The Company had not generated any revenues from product sales, royalties or license fees. Due to the inability of the Company to obtain funding and/or partners to pursue its pharmaceutical projects, it decided to seek other business opportunities. On October 20, 2003, the Company entered into an Arrangement Agreement to acquire Patch Energy Inc., a privately-held company existing under the CANADA BUSINESS CORPORATIONS ACT ("Patch").

         Patch's principal business has been the exploration, development and production of oil and natural gas reserves through participation in farmout arrangements where third parties act as the operator of the project. Patch's main focus had been on its assets located in the Kerrobert area in the Province of Saskatchewan, Canada. Principal capital expenditures of Patch through May 31, 2004 have been US$202,926 for the acquisition, exploration, and development of its interests in the oil and gas properties.

         At the Patch shareholders' meeting on February 20, 2004, the Patch shareholders approved the Plan of Arrangement. As of March 15, 2004, the Company acquired Patch as a wholly-owned subsidiary.

         On June 15, 2004, the Company changed its domicile to Nevada and name by merging into its wholly-owned subsidiary, Patch International Inc., a Nevada corporation.

BACKGROUND AND CORPORATE STRUCTURE

         The Company was incorporated as Praxis Pharmaceuticals, Inc. on June 20, 1997 under the laws of the State of Nevada ("Praxis-Nevada"). In June 1998, Praxis-Nevada engaged in a reverse acquisition transaction with Micronetics, Inc., a company incorporated in Utah on December 31, 1981, where the shareholders of Praxis-Nevada gained control over Micronetics. Micronetics then changed its name to Praxis Pharmaceuticals Inc. Immediately after the reverse acquisition transaction, the shareholders of Praxis-Nevada held approximately 98% of the outstanding shares of the Company. Praxis-Nevada was merged into the Company effective June 30, 2002, thereby eliminating Praxis-Nevada as a subsidiary of the Company.

         A wholly owned Australian subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd. (ACN 082 811 630) was formed in May 1998 as a private company. In October 1999 an equity investment was made in this subsidiary by Rothschild Bioscience Managers Limited (now known as GBS Venture Partners Ltd), which reduced the Company's equity ownership to 35%. The funds raised were used for the development of autoimmune disease research licensed from Anutech Pty Ltd, the development arm of the Australian National University. Praxis-Australia changed its name to "Pharmaxis Ltd" in June 2002. An additional equity investment was made in Pharmaxis in August 2002, which reduced the Company's equity ownership to 19.6%. The Company's equity ownership was further reduced to 10.4% upon completion of an initial public offering by Pharmaxis in November 2003. Pharmaxis is listed on the Australian Stock Exchange under the symbol "PXS". Pharmaxis is a specialist pharmaceutical company committed to the research, development and commercialization of human therapeutic products for chronic respiratory and autoimmune diseases and the development of an improved lung function test.

         A second wholly owned Australian subsidiary, Praxis Pharmaceuticals International Pty. Ltd. (ACN 092 654 870) ("Praxis-International"), was formed on May 2, 2000. Praxis-International was dissolved effective March 3, 2004.

         As of March 15, 2004, the Company consummated the Arrangement Agreement with Patch under which the Company acquired Patch, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Patch is a wholly owned subsidiary of the Company. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. A total of 18,232,625 shares were issued, bringing the issued and outstanding shares of the Company to 38,224,372. David

Stadnyk, an officer and director of the Company, controlled approximately two-thirds of the Patch shares, and now controls approximately 33.5% of the outstanding shares of the Company.

GREENLAB AGRONOMICS INC.

         On June 17, 2004, Patch signed a letter of intent to acquire Greenlab Agronomics Inc., a privately-held corporation, headquartered in Canada. Greenlab is a Canadian registered company that owns and operates an international group of satellite agronomic, bio product and environmental companies. The operating structure is by international subsidiary company holdings, joint venture agreements, and sovereign state relations. Greenlab holds and manages land for the purposes of producing natural and bio products for the creation of clean water, organic foods, fruits, table oils, and safe energy. As of the date of this report, Patch does not expect to complete an acquisition of Greenlab.

HISTORY AND DEVELOPMENT OF PATCH ENERGY INC.

         DEVELOPMENT OF PATCH. Patch was incorporated on February 11, 2002 under the name "Patch Energy Inc." by registration of Memorandum and Articles under the COMPANY ACT of British Columbia, Canada. Effective January 16, 2003, Patch continued jurisdiction of incorporation from the COMPANY ACT of British Columbia to the CANADA BUSINESS CORPORATIONS ACT and as a result is now a federally incorporated company.

         THE BUSINESS OF PATCH. Patch's principal business has been the exploration, development and production of oil and natural gas reserves through participation in farmout arrangements where third parties act as the operator of the project. Patch's main focus had been on its assets located in the Kerrobert area in the Province of Saskatchewan, Canada.

PRINCIPAL PRODUCTS

         Patch conducts exploration activities to locate natural gas and crude petroleum. Patch produces light crude oil in Saskatchewan and natural gas in California. Such products are generally sold at the wellhead to purchasers in the immediate area where the products are produced.

COMPETITION

         Oil and gas exploration and acquisition of undeveloped properties is a highly competitive and speculative business. Patch competes with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. Patch does not hold a significant competitive position in the oil and gas industry.

GOVERNMENTAL REGULATION/ENVIRONMENTAL ISSUES

         Patch's oil and gas operations are subject to various federal, provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of Patch. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and Patch is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

         Patch is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, it may be liable for damages and the costs of removing hydrocarbon spills for which Patch would be held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering Patch liable for environmental damage without regard to actual negligence or fault. Such laws and regulations may expose it to liability for the conduct of, or conditions caused by, others or for acts of Patch. Patch believes that it has complied in all material respects with applicable environmental laws and regulations.

EMPLOYEES

         As of August 31, 2004, the Company had 2 full-time employees.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

EAST CORNING PROJECT, TEHAMA COUNTY, CALIFORNIA

         On April 4,  2002,  Patch  loaned  $70,000 to  Fairchild  International
Corporation ("Fairchild"), an oil and gas exploration company, pursuant to a convertible promissory note which bore interest at 8% per annum and was convertible into common shares of Fairchild. As consideration for the loan Fairchild assigned to Patch a 20% working interest in Fairchild's oil and gas interests in Tehama County, California. The note also provided that Patch be granted a right of first refusal to participate as to 50% of Fairchild's interest in respect of any oil and gas exploration or production opportunities Fairchild may participate in the future. On July 16, 2002, Patch elected to convert the loan into 1,750,000 common shares of Fairchild.

         Fairchild has a farmout agreement with Olympic Resources (Arizona) Ltd. giving it a right to earn a 3.75% interest in five test wells. As of January 31, 2004, Fairchild has earned the 3.75% interest in four of the five test wells as a result of which Patch holds a 0.75% interest in such wells. Under the terms of the agreement with Fairchild, Patch is to receive its proportionate share of the revenues from such wells once Fairchild has received revenues equal to the costs incurred by Fairchild to earn the interest in the wells. For the fiscal years ended May 31, 2004 and 2003, Patch received $16,792 and $19,594, respectively, in revenues from its 0.75% interest in the four test wells.

         The East Corning Project is located approximately 100 miles north of Sacramento, within the main Forbes depositional fairway.

KERROBERT AREA, SASKATCHEWAN, CANADA

         On May 1, 2002, Patch entered into a farmout agreement (the "Farmout Agreement") with True Energy Inc. ("True Energy") and Arsenal Energy Inc. ("Arsenal Energy"), pursuant to which it participated in the drilling of ten test wells located in the Kerrobert area of Saskatchewan, Canada. Pursuant to the terms of the Farmout Agreement, Patch had the right to earn 12.5% interest in the Farmout Lands (as defined in the Farmout Agreement) by incurring 15.625% of the drilling costs for the wells. The lands that are encompassed by the Farmout Agreement pursuant to which Patch acquired its interest are more particularly described as:

         Twp.  33, Rge. 23 W3M:  Lsd's 9, 11, 14, 15 & 16 of Section 8
         Twp.  33, Rge. 24 W3M:  Lsd's 2, 3, 4, 6, 7, 8 & N/2 of Section 13

         Twp.  33, Rge. 24 W3M:  SW/4,  NE/4 & Lsd's 12, 13 & 14 of Section 15
         Twp. 33, Rge. 24 W3M:  N/2,  SW/4 & Lsd's 2 & 7 of Section 23
         Twp. 33, Rge. 24 W3M: N/2, SW/4 & Lsd's 2, 7 & 8 of Section 25
         Twp. 33, Rge. 24 W3M:  S/2, NW/4 of Section 26

         The assets cover approximately 40 acres, with the potential of up to 60 drillable locations. Patch earned a 12.5% working interest in 10 test wells on the properties in January 2003 however it assigned a 4.167% working interest in the 10 test wells to Fairchild, pursuant to the Fairchild First Participation Agreement described below.

         On December 2, 2002, Patch entered into a participation agreement with Fairchild (the "Fairchild First Participation Agreement"). Pursuant to the terms of the Farmout Agreement, Patch had the right to earn a 12.5% interest in the Farmout Lands (as defined in the Farmout Agreement) by incurring 15.625% of the costs (the "Initial Costs") associated with the Test Wells (as defined in the Farmout Agreement). Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by Patch pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by Patch in order that Patch might fulfill its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated.

         On February 10, 2003, Patch entered into another participation agreement with Fairchild ("Fairchild Second Participation Agreement") in order that it may earn a partial interest in a further 10 well drill program. The parties to the Farmout Agreement are proposing to carry out a further 9 well drill program (the "Second Program"). Under the terms of the Fairchild Second Participation Agreement"), Fairchild could earn a 1.75% interest in the Second Program, being a one-sixth share of Patch's interest in the Second Program in consideration of incurring an equal percentage of the costs associated with the Second Program.

         On March 27, 2003, Patch entered into a participation agreement (the "Micron Participation Agreement") with Micron Enviro Systems, Inc. ("Micron"). The Micron Participation Agreement provides that Micron may earn a 3.5% interest in the Second Program in consideration of incurring 5% of the costs associated therewith, provided that if Micron incurs less than 5% of the costs associated with the Second Program the partial interest earned by Micron shall be adjusted pro rata from the full 3.5% earned when 5% of such costs are incurred.

         On April 3, 2003, Patch entered into an amendment agreement (the "Fairchild Amendment Agreement") to the Fairchild Second Participation Agreement. Patch confirmed with Fairchild that its ability to continue to earn a 12.5% interest in any wells drilled on the Farmout Lands under the terms of the Farmout Agreement is contingent upon us paying 15.625% of the costs associated with such wells. The Fairchild Amendment Agreement provides that Fairchild is now obligated to incur 2.5% of the costs associated with the second 9 well drill program on the Farmout Lands in order to earn a 1.75% interest in such wells, as opposed to incurring 1.75% of the costs as the Fairchild First Participation Agreement provided for, reflecting the increased costs to which Patch is subject.

         On April 29, 2003, Patch entered into a participation agreement (the "Butler Participation Agreement") with Butler Developments Corp. ("Butler"). The Butler Participation Agreement provides that Butler may earn a 3.5% interest in the Second Program in consideration of incurring 5% of the costs associated therewith and payment to us of $15,000.

         As of January 31, 2003, Patch had earned the 12.5% interest in the initial 10 Test Wells and, in connection therewith, incurred $112,809 as its share of the costs associated with the Test Wells. Fairchild has also contributed its 5.208% share of the costs associated with the initial 10 Test Wells, being $68,772 and as a result has earned a 4.167% interest in these wells. As a result, Patch's net interest in the initial 10 test wells is 8.333%.

         On November 5, 2003, Patch entered into a participation agreement with Fairchild in order that Fairchild earn a 6.75% working interest in future oil wells in the Kerrobert drilling program. In consideration of Fairchild incurring 8.4375% of the costs associated with any such subsequent wells. As of January 31, 2004, a total of 19 wells had been drilled on the Farmout Lands.

         On November 14, 2003 Patch entered into a farmout agreement with Bluenose Group Ltd. whereby Patch had the right, by assuming 12.5% of the costs associated with a test well to be drilled in the Browning area of southeast Saskatchewan, to earn a 12.5% working interest in the test well and a 6.25% working interest in the balance of the lands covered by the farmout agreement.

         On February 10, 2003, True Energy has also advised Patch that it proposes to undertake a second 9 test well program on the lands and has advised Patch that the initial contribution required by Patch in order to participate in this program is approximately $42,000, based upon Patch being obligated to pay 15% of the costs associated with the program in order to earn a 12.5% working interest in the 9 test wells. Patch has also confirmed with Micron, Butler and Fairchild that they will participate under the Participation Agreements they have with Patch. As a result, Butler, Micron and Fairchild will assume responsibility for 5%, 5% and 2.5%, respectively, of the costs of the second 9 test well program and on completion will earn 3.5%, 3.5% and 1.75%, respectively, of the interest in the wells. This will leave Patch responsible for 3.125% of the costs and on completion Patch will be left with a 3.75% interest in the second 9 test wells.

MANAHUILLA CREEK PROJECT, GOLIAD COUNTY, TEXAS

         On November 6, 2003 Patch entered into a participation agreement with Fairchild in order for Fairchild to participate in an oil and gas prospect located in Goliad County, Texas. Patch holds a September 30, 2003 agreement with PB Energy USA, Inc. ("PB") whereby Patch has a right to acquire a 3.75% participating working interest in a test well and the oil and gas lands leased by PB in Goliad County by paying 5% of the acquisition costs ($15,000), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. Under the agreement with Fairchild, Fairchild has a right to earn one-half of Patch's interest (1.875%) by paying one-half of Patch's costs. Through January 31, 2004, Fairchild has paid Patch $7,500 being one-half of the $15,000 previously paid by Patch on account of the acquisition costs.

         The Manahuilla Creek project is a proposed drilling area targeting the expanded Yegua trend, which is an over pressured gas-condensate trend in the Middle-Eocene of the onshore Gulf Coast Basin. The project covers approximately 1,265 gross acres of oil and gas leases.

         Drilling began on the initial test well, the BB Gayle #1 well, in May 2004. On June 1, 2004, Patch reported that the BB Gayle #1 well had been drilled, logged, with casing set from 7,000 feet to the surface, and cemented from 5,000 feet. The targeted Yegua formation was encountered from 6,150 feet to 6,798 feet. Many gas shows were reported while drilling, along with many small drilling breaks of 8 inches to 12 inches, indicating laminated sand and shales. When the Yegua was first penetrated, the mud was gas cut from 14.4 pounds per gallon to 8.8 pounds per gallon, with over a 900-unit gas show.

         In August 2004, the operator, PB Energy USA, Inc., confirmed a definite gas zone after completing the perforation program on the BB Gayle #1 well. The Jackson formation was perforated below 5,000 feet, coinciding with the dipole sonic log shows and the mud log shows. The operator is presently looking at other zones to find a commercially viable zone. The Company hopes to find out if the well is commercially viable by year-end.

UKRAINE

         In September 2003, Patch signed a letter of understanding with NAFTOGAZ, the state-run oil company of Ukraine. On November 7, 2003 Patch entered into an agreement with Fairchild whereby Patch agreed to negotiate with Fairchild so as to give Fairchild the opportunity to participate in any venture Patch may become involved in as a result of its relationship with NAFTOGAZ.

         Negotiations with NAFTOGAZ are still in process. The parties have agreed to continue formal discussions. At the present, Ukraine is having political elections and under the advice of Ukrainian legal counsel, Patch will wait until after the elections to continue its due diligence and finalizing any potential agreements.

         In August 2004, Patch signed a memorandum of understanding with Firma HAS to joint venture with respect to several producing oil and gas fields of Chernigivska, Sumska, Poltavaska, and Kharkivska regions of Ukraine, and to further explore these properties for future targets.

COMPANY RESERVE ESTIMATES

         No estimates of total, proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency since the beginning of the last fiscal year.

PRODUCTIVE WELLS

         The following summarizes our productive wells as of May 31, 2004. Productive wells are producing wells capable of production. Gross wells are the total number of wells in which we have a working interest. Net wells are the sum of our fractional working interests owned in the gross wells.

AREA                         GROSS OIL WELLS         NET OIL WELLS          GROSS GAS WELLS         NET GAS WELLS
California                          -                        -                     4                    0.027
Saskatchewan                       19                     2.97                     -                        -
Texas                               -                        -                     1                    0.050
                                   --                     ----                     -                    -----
TOTAL                              19                     2.97                     5                    0.077
                                   ==                     ====                     =                    =====

OIL AND GAS ACREAGE

         The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of May 31, 2004. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

                               UNDEVELOPED ACRES            DEVELOPED ACRES
    AREA                    GROSS              NET       GROSS              NET
    California                -                 -        8,700             87.00
    Saskatchewan              -                 -          760              2.97
    Texas                     -                 -        1,265             63.25
                              -                 -       ------            ------
         Total                -                 -       10,725            153.22
                              =                 =       ======            ======

DRILLING ACTIVITY

         During fiscal 2003, Patch participated in drilling four gas wells in Tehama County, California. In December 2003, Patch spudded the first of 10 wells drilled in phase 1 of the Kerrobert project in Saskatchewan, Canada. Of the 14 wells drilled during 2003, 14 were initially commercially viable.

         During the fiscal year ended May 31, 2004, Patch participated in phase 2 of the Kerrobert project in Saskatchewan for a total of nine wells. Patch also participated in the Browning project in Saskatchewan, which was a dry hole. Of the 10 wells drilled during fiscal 2004, 9 of 10 were commercially viable.

PRESENT ACTIVITIES

         Patch is currently waiting to see if the Manahuilla Creek project will be commercially viable. Patch expects to have results by the end of 2004. Patch is continuing to look at project in North America, Ukraine, and middle eastern countries. At present no project has been finalized.

OFFICE SPACE

         The executive offices for the Company and Patch are located at 1220 Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2X8. This space accommodates all of its executive and administrative offices.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock has been traded on the OTC Bulletin Board since July 23, 1998, except for two periods during which the stock was traded on the "Pink Sheets": March 9, 2000 to November 21, 2000 and June 3, 2003 to January 8, 2004. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                    BID PRICES
2003 FISCAL YEAR

Quarter ending 08/31/02                 $0.14                        $0.03
Quarter ending 11/30/02                 $0.18                        $0.03
Quarter ending 02/28/03                 $0.18                        $0.05
Quarter ending 05/31/03                 $0.06                        $0.03

2004 FISCAL YEAR

Quarter ending 08/31/03                 $0.05                        $0.02
Quarter ending 11/30/03                 $0.11                        $0.02
Quarter ending 02/29/04                 $0.14                        $0.08
Quarter ending 05/31/04                 $0.23                        $0.08

         On October 12, 2004, the closing bid price for the common stock was $0.058. The number of record holders of the common stock as of August 17, 2004, was 370 according to the Company's transfer agent. Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available therefor.

         On March 15, 2004, the Company issued 18,232,625 shares of common stock to the shareholders of Patch in exchange for their shares of Patch. The shares were exempt from registration pursuant to Section 3(a)(10) of the Securities Act of 1933, as the Supreme Court of British Columbia approved the arrangement between the Company and Patch. No underwriters were involved in the transaction.

         Also on March 15, 2004, the Company issued 639,059 shares of common stock to Winston Cabell as payment for accrued but unpaid salary for January 2003 through December 2003 in the amount of $30,000, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

         The Company's business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. The Company had not generated any revenues from product sales, royalties or license fees. Due to the inability of the Company to obtain funding and/or partners to pursue its pharmaceutical projects, it decided to seek other business opportunities. As of March 15, 2004, the Company consummated the Arrangement Agreement with Patch under which the Company acquired Patch, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Patch is a wholly owned subsidiary of the Company. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. A total of 18,232,625 shares were issued, bringing the issued and outstanding shares of the Company to 38,224,372 at that time.

         The acquisition has been treated for accounting purposes as an acquisition by Patch of the net assets and liabilities of the Company. Because Patch is deemed to be the purchaser for accounting purposes, the consolidated financial statements are presented as a continuation of Patch and include the results of operations of Patch since incorporation on February 11, 2002, and the results of operations of the Company since the date of acquisition on March 15, 2004.

RESULTS OF OPERATIONS

         The Company generated $115,463 in oil and gas revenues for the 2004 fiscal year, an increase of $40,679 or 54.4% over fiscal 2003. The increase was due to increased production from its Saskatchewan properties. However, oil and gas production, royalties and other expenses also increased from $45,291in 2003 to $108,378 in 2004, making Patch's oil and gas operations marginally profitable. The increase in costs was due primarily to dry well costs of $57,604 in 2004, as compared to $19,389 in 2003.

         The Company also generated $6,150 in gain on the sale of common shares of Fairchild during fiscal 2004. While the Company did not recognize any gain in 2003, the Company generated $35,027 of interest and financing fee revenue in 2003.

         Expenses, other than oil and gas production expenses, were $548,107 for fiscal 2004, an increase of $404,538 or 281.8% over fiscal 2003. The Company incurred stock-based compensation of $203,400 in 2004 as compared to $nil in 2003 due to equity compensation paid to consultants in lieu of cash. The Company incurred increased professional fees ($69,909 in 2004 as compared to $14,405 in fiscal 2003) due to the costs of the acquisition and subsequent change of domicile transactions. Investor relations expenses increased from $nil in 2003 to $69,495 in 2004 in connection with the acquisition of Patch by the Company.

         As a result of the significantly increased expenses in 2004, the net loss for fiscal 2004 was $534,872, an increase of $455,823 (576.6%) over the loss for 2003 of $79,049.

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended May 31, 2004, the Company used $142,609 for its operations, as compared to having operations provide $34,697 for the 2003 fiscal year. This was primarily due to the loss generated in fiscal

2004. The Company also used $108,306 for investing activities in 2004, primarily for oil and gas interests. This compared to using $177,729 in fiscal 2003. Financing activities consisting of the sale of stock provided $251,975 and $176,670 in fiscal 2004 and 2003, respectively.

         At May 31, 2004, the Company's working capital was a deficit of $288,736, as compared to a deficit of $36,651 at May 31, 2003.

         The Company will be dependent upon proceeds from the sale of securities until its operations generate revenues sufficient to cover operating expenses. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain activities.

         The report of the Company's independent auditors on the financial statements for the year ended May 31, 2004, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company has suffered losses from operations. The Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to reach a level of operations that would finance its day to day activities.

PLAN OF OPERATION

         The Company requires cash to support its operations for at least the next 12 months. The Company does not anticipate any change in the number of employees or the acquisition of plant or equipment in the next 12 months. However, it lacks sufficient cash to maintain its status as a public company. The Company will have to engage in one or more offerings of debt and/or equity securities. There can be no assurance that it will be successful in this effort.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Steele & Co. resigned as the independent auditors for the Company as of April 9, 2003. The resignation was due to the death of one of its accountants, which left that firm short-staffed.

         On June 27, 2003, the Company's board of directors approved the election of Morgan & Company to audit the financial statements for the fiscal year ended May 31, 2003. During the two most recent fiscal years and the subsequent interim period, neither the Company nor anyone on its behalf consulted Morgan & Company regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements.

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

         During the Company's two most recent fiscal years and the subsequent interim period ending April 9, 2003, there were no disagreements between the Company and Steele & Co. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of Steele & Co., would have caused that firm to make reference to the subject matter of the disagreement in connection with its audit report. The Company requested Steele & Co. to furnish it a letter addressed to the Commission stating whether it agreed with the above statements. A copy of that letter, dated July 7, 2003, was filed as Exhibit 16.1 to the Company's Form 8-K dated April 9, 2003.

         There were no other  "reportable  events" as that term is  described in
Item 304a(1)(v) of Regulation S-K occurring within the Company's two most recent fiscal years and the subsequent interim period ending April 9, 2003.


ITEM 8A. CONTROLS AND PROCEDURES.

         On May 31, 2004, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

         The delinquency of this report is due to a lack of funds, as opposed to inadequate controls and procedures.


ITEM 8B. OTHER INFORMATION.

         None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The officers and directors of the Company are as follows:

NAME                               AGE      POSITION

David Stadnyk                      42       President and Treasurer and director

Winston Cabell                     32       Secretary and director

         The term of office of each director ends at the next annual meeting of the Company's stockholders or when such director's successor is elected and qualifies. The term of office of each officer ends at the next annual meeting of the Company's board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer's successor is elected and qualifies.

         The last annual meeting was held on August 30, 1999, in Vancouver, British Columbia.

         DAVID STADNYK has been the President and Treasurer and a director of the Company since August 2002. He previously served as the Secretary and a director of the Company from June 19, 1998 to October 20, 2000. Mr. Stadnyk has diverse experience in corporate management and finance. He currently serves as the chairman of Grand Slam Radio which launched team 1040, Vancouver's first and only 24-hour sports radio station, and chairman of Stadnyk Corporate Group, a venture corporate finance and investment firm. Mr. Stadnyk was the chairman of Starlight Sports & Entertainment, a sports entertainment company that owned the Vancouver Whitecaps and Vancouver Breakers, professional soccer teams, from October 1999 to May 2002. He was also the president of A.C.

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

         WINSTON CABELL has been a director of the Company since August 2002 and the corporate Secretary since September 2002. Mr. Cabell has been in the financial services industry since 1996. Since then, he has worked with various publicly traded companies. Duties have included investor relations and securing major financing for these companies. Prior to joining the financial services industry, Mr. Cabell spent 8 years on the professional squash circuit. Mr. Cabell is currently a director of a private oil and gas exploration company located in Canada.

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

CODE OF ETHICS

         The Company has not yet adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since it has been focusing its efforts on obtaining financing for the company. The Company expects to adopt a code by the end of the current fiscal year.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

--------------------------------------------------------------------------------
REPORTING PERSON           DATE REPORT DUE                DATE REPORT FILED
--------------------------------------------------------------------------------
David Stadnyk            Form 4 due 01/05/04                  01/14/04
--------------------------------------------------------------------------------
David Stadnyk            Form 4 due 03/17/04                  03/18/04
--------------------------------------------------------------------------------
David Stadnyk            Form 4 due 03/17/04                  05/13/04
--------------------------------------------------------------------------------
David Stadnyk            Form 4 due 03/30/04                  04/12/04
--------------------------------------------------------------------------------
David Stadnyk            Form 4 due 04/28/04                  05/13/04
--------------------------------------------------------------------------------
David Stadnyk            Form 4 due 05/05/04                  05/13/04
--------------------------------------------------------------------------------
Winston Cabell           Form 4 due 03/17/04                  03/18/04
--------------------------------------------------------------------------------
Winston Cabell           Form 4 due 03/26/04                  04/02/04
--------------------------------------------------------------------------------
Winston Cabell           Form 4 due 05/04/04                  06/09/04
--------------------------------------------------------------------------------
Winston Cabell           Form 4 due 05/10/04                  06/09/04
--------------------------------------------------------------------------------
Winston Cabell           Form 4 due 05/14/04                  06/09/04
--------------------------------------------------------------------------------
Winston Cabell           Form 4 due 06/03/04                  06/09/04
--------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of the Company's chief executive officers and all executive officers that earned in excess of $100,000 per annum during any part of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE
-----------------------------------------------------------------------------------------------------------------------
                                     ANNUAL COMPENSATION                    LONG TERM COMPENSATION
                             -----------------------------------------------------------------------------
                                                                              AWARDS             PAYOUTS
                                                                    --------------------------------------
                                                         OTHER       RESTRICTED   SECURITIES
    NAME AND                                            ANNUAL          STOCK     UNDERLYING      LTIP      ALL OTHER
    PRINCIPAL                                         COMPENSA-       AWARD(S)     OPTIONS/      PAYOUTS    COMPENSA-
    POSITION         YEAR    SALARY ($)   BONUS ($)    TION ($)          ($)       SARS (#)        ($)       TION ($)
-----------------------------------------------------------------------------------------------------------------------
David Stadnyk        2004     108,000        -0-          -0-            -0-        450,000        -0-          -0-
       (1)<F1>       2003       -0-          -0-          -0-          $25,000      750,000        -0-          -0-
-----------------------------------------------------------------------------------------------------------------------
 Brett Charlton      2002       -0-          -0-      $13,124 (3)<F3>    -0-          -0-          -0-          -0-
       (2)<F2>
-----------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> Mr. Stadnyk has been the President since August 31, 2002. Salary for 2004 consists of compensation from the Company and Patch for the entire fiscal year ended May 31, 2004.
(2)<F2>  Dr. Charlton was the President from June 1998 to August 31, 2002.
(3)<F3> These amounts were paid by the Company for services rendered in connection with the scientific conduct of research and development to Neysa Investments Pty. Ltd., a company owned and controlled by Dr. Charlton.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES         % OF TOTAL
                               UNDERLYING         OPTIONS/SARS GRANTED
                          OPTIONS/SARS GRANTED      TO EMPLOYEES IN        EXERCISE OR BASE
NAME                               (#)                FISCAL YEAR            PRICE ($/SH)          EXPIRATION DATE
--------------------------------------------------------------------------------------------------------------------
David Stadnyk                    200,000                 12.9%                  $0.065               10/02/2006
                                 250,000                 35.7%                  $0.100               11/24/2006
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

                          SHARES ACQUIRED ON                                 EXERCISABLE/           EXERCISABLE/
NAME                         EXERCISE (#)         VALUE REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------
David Stadnyk                     -0-                    -0-                 800,000/-0-             $5,000/$-0-
---------------------------------------------------------------------------------------------------------------------

         As of December 1, 2002, the Company entered into management services agreements with David Stadnyk and Winston Cabell. Both agreements are for a three-year term commencing December 1, 2002 and ending November 30, 2005. The Company agreed to pay David Stadnyk $4000 per month and Winston Cabell $2,500 per month for their services as President and Secretary, respectively. If the Company should elect to terminate the agreement, it would be required to pay an amount equal to 12 months' salary upon such termination. Mr. Cabell's agreement was terminated effective December 31, 2003. He waived his rights to payment upon termination.

         As of February 11, 2002, Patch entered into a management services agreement with David Stadnyk. The agreement is for a three-year term commencing February 11, 202 and ending February 11, 2005 and automatically renews for successive terms on a year-to-year basis unless notice of non-renewal is effected by Patch or Mr. Stadnyk. Patch agreed to pay Mr. Stadnyk $60,000 per annum for services provided

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Company's common stock, as of August 17, 2004. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.

            NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED             PERCENT OF CLASS (1)<F1>
David Stadnyk
666 Burrard Street, Suite 1220                              13,844,232 (2)<F2>                    31.9%
Vancouver, BC  V6C 2X8 Canada

Winston Cabell                                              1,396,849 (3)<F3>                      3.3%
666 Burrard Street, Suite 1220
Vancouver, BC V6C 2X8 Canada
Officers and directors as a group (2 persons)               15,241,081 (4)<F4>                    34.8%
____________

(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from August 17, 2004, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 42,385,071 shares outstanding.

(2)<F2>  Includes 1,000,000 shares issuable upon the exercise of stock options.

(3)<F3>  Includes 380,000 shares issuable upon exercise of stock options.

(4)<F4>  Includes 1,380,000 shares issuable upon exercise of stock options.


CHANGES IN CONTROL

         We are not aware of any arrangements that may result in a change in control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of the end of the most recently completed fiscal year, May 31, 2004:

--------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
Plan category                       warrants and rights                rights                   future issuance
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans                    0                           --                        2,968,762
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            4,405,000                      $0.12                         -0-
approved by security holders
--------------------------------------------------------------------------------------------------------------------
Total                                    4,405,000                      $0.12                      2,968,762
--------------------------------------------------------------------------------------------------------------------

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

         Options have been granted under this plan as follows:

         Balance, May 31, 2002................................    1,332,220
         Granted..............................................            0
         Exercised............................................            0
         Cancelled/expired....................................   (1,332,220)
                                                               -------------
         Balance, May 31, 2003................................            0
         Granted..............................................            0
         Exercised............................................            0
         Cancelled/expired....................................            0
                                                               -------------
         Balance, May 31, 2004................................            0
                                                               =============

Options have been granted outside the plan as follows:

         Balance, May 31, 2002................................    1,250,000
         Granted..............................................    2,950,000
         Exercised............................................   (2,670,000)
         Cancelled/expired....................................            0
                                                               -------------
         Balance, May 31, 2003................................    1,530,000
         Granted..............................................    4,500,000
         Exercised............................................   (1,625,000)
         Cancelled/expired....................................            0
                                                               -------------
         Balance, May 31, 2004................................    4,405,000
                                                               =============


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         DAVID STADNYK. David Stadnyk and/or companies under his control have advanced sums to the Company from time to time for working capital needs. Interest did not accrue and there was no date established for repayment. At May 31, 2004 and 2003, $239,686 and $110,168, respectively, were owed to directly or indirectly to Mr. Stadnyk.

         In addition, the Company has shared office facilities with entities owned or controlled by David Stadnyk. The Company was charged for its proportional share of rent and administrative services. During the years ended May 31, 2004 and 2003, $5,580 and $5,903, respectively, were paid for rent and services.

         FAIRCHILD INTERNATIONAL INC. The Company entered into a Research, Development and Licence Agreement with Fairchild International Inc. ("Fairchild"), an affiliate at the time, dated as of May 11, 1999, which closed

September 30, 1999. Under that agreement, Fairchild obtained an exclusive, worldwide license to make, use, and sell products and processes developed by the Company relating to arthritis and dermal wrinkles in consideration for 2,600,000 shares of Fairchild common stock (valued at $26,000 initially, but subsequently written down to $1) and royalty payments based upon revenues earned by Fairchild from the sale of any developed products. In addition, a research and development agreement was entered into whereby the Company was contracted to conduct a research program to be funded by Fairchild for a total amount of $250,000. (This agreement, including "Schedule C", was filed as Exhibit 10.1 to the Company's registration statement on Form 10-SB.) A first installment of $62,500 was paid on October 1, 1999. Quarterly payments of $50,000 were to be made beginning January 1, 2000, with a final payment of $37,500 due October 1, 2000. The January 1, 2000 and April 1, 2000 installments were paid.

         As of February 28, 2001, as a result of Fairchild's uncertain financial condition and lateness in achievement of milestones by the Company, Fairchild and the Company agreed to terminate the Research, Development and Licence Agreement (the "Termination Agreement"). The Company had received only $162,500 of the funding and Fairchild had expressed doubt about its ability to continue the funding. Under the Termination Agreement, the Company retained the 2,600,000 Fairchild shares and agreed to pay Fairchild 30% of the net revenues from sales of the two applications in the field of use up to a maximum of $250,000 over the first three years of sales (the "Royalty Obligation"). Fairchild and the Company amended the termination agreement and have agreed that so long as the Company pays Fairchild a total of $175,000 by May 31, 2004, that amount will be deemed to be in full and complete satisfaction of the Royalty Obligation.

         On February 18, 2004, the Company entered into a letter agreement with Fairchild in which the parties confirmed their mutual agreement to be bound by the original terms of the Termination Agreement. The Company is to pay Fairchild 30% of the net revenues from sales up to a maximum of $250,000 over the first three years of sales, provided that Fairchild acknowledges that it has received $59,423 as of the date of the letter agreement.

         On April 4, 2002, Patch loaned $70,000 to Fairchild to a convertible promissory note which bore interest at 8% per annum and was convertible into common shares of Fairchild. As consideration for the loan Fairchild assigned to Patch a 20% working interest in Fairchild's oil and gas interests in Tehama County, California. The note also provided that Patch be granted a right of first refusal to participate as to 50% of Fairchild's interest in respect of any oil and gas exploration or production opportunities Fairchild may participate in the future. On July 16, 2002, Patch elected to convert the loan into 1,750,000 common shares of Fairchild.

         During the year ended May 31, 2004, the Company sold 776,550 common shares of Fairchild for proceeds of $30,488. The Company also purchased an additional 91,000 common shares of Fairchild at a cost of $3,772. Subsequent to May 31, 2004, 300,000 common shares of Fairchild were sold for proceeds of $6,365.

         PATCH ENERGY INC. On October 20, 2003, the Company entered into an Arrangement Agreement to acquire Patch. At the time, David Stadnyk owned 69% of the outstanding shares of Patch and was its sole director and President. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. As of August 17, 2004, David Stadnyk controlled approximately 30.3% of the outstanding shares of the Company.


ITEM 13. EXHIBITS.

------------------------------------------------------------------------------------------------------------------
    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
       2.1          Stock Exchange Agreement with Micronetics, Inc. (1)<F1>                              N/A
------------------------------------------------------------------------------------------------------------------
       2.2          Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch               N/A
                    Energy Inc. dated as of October 20, 2003 (2)<F2>
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
       2.3          Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation,          N/A
                    into Patch International Inc., a Nevada Corporation (3)<F3>
------------------------------------------------------------------------------------------------------------------
       3.1          Articles of Incorporation, as amended
------------------------------------------------------------------------------------------------------------------
       3.2          Bylaws
------------------------------------------------------------------------------------------------------------------
       10.1         1999 Stock Option Plan (1)<F1>                                                       N/A
------------------------------------------------------------------------------------------------------------------
       10.2         Termination of License and Research & Development Agreement dated February           N/A
                    28, 2001 between Praxis Pharmaceuticals, Inc. and Fairchild International
                    Corporation (4)<F4>
------------------------------------------------------------------------------------------------------------------
       10.3         Amendment to Termination Agreement between Praxis Pharmaceuticals, Inc. and          N/A
                    Fairchild International Corporation (5)<F5>
------------------------------------------------------------------------------------------------------------------
       10.4         Shareholders Agreement dated August 23, 2002 among Praxis Pharmaceuticals            N/A
                    Inc., Perpetual Trustees Nominees Limited, Rothschild Bioscience Managers
                    Limited, CM Capital Investments Pty Ltd, CIBC Australia VC Fund LLC,
                    Mooroolbark Technology Pty Ltd, The Australian National University and
                    Pharmaxis Pty Ltd, Dr. William Cowden and Dr. Brett Charlton (5)<F5>
------------------------------------------------------------------------------------------------------------------
       10.5         Management services agreement with David Stadnyk dated December 1, 2002 (6)<F6>      N/A
------------------------------------------------------------------------------------------------------------------
       10.6         Management services agreement with Winston Cabell dated December 1, 2002 (6)<F6>     N/A
------------------------------------------------------------------------------------------------------------------
       10.7         Assignment of Invention with Clearcoll Pty Limited dated February 11, 2003           N/A
                    (6)<F6>
------------------------------------------------------------------------------------------------------------------
       10.8         Letter agreement dated March 14, 2003 amending Termination Agreement with            N/A
                    Fairchild International Corporation (6)<F6>
------------------------------------------------------------------------------------------------------------------
       10.9         Management services agreement between Patch Energy Inc. and David Stadnyk dated February 11, 2002
------------------------------------------------------------------------------------------------------------------
      10.10         Letter agreement dated February 18, 2004 regarding Termination Agreement with Fairchild International Corporation
------------------------------------------------------------------------------------------------------------------
        21          Subsidiaries of the registrant
------------------------------------------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification of Principal Executive and Financial Officer
------------------------------------------------------------------------------------------------------------------
       32.1         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------
--------------

(1)<F1> Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2)<F2> Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004.
(3)<F3> Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated June 15, 2004.


(4)<F4> Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated February 28, 2001.
(5)<F5> Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(6)<F6> Incorporated by reference to the exhibit filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2003.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended May 31, 2004 and 2003, the principal accountants for the Company billed $13,351 and $12,533, respectively, for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB filings of the Company.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2004 and 2003.

TAX FEES

         For the fiscal years ended May 31, 2004 and 2003, the principal accountants for the Company did not render any services for tax compliance, tax advice, and tax planning work.

ALL OTHER FEES

         There were no other fees billed by the principal accountants for the Company other than those disclosed above for fiscal years 2004 and 2003.

PRE-APPROVAL POLICIES AND PROCEDURES

            Prior to engaging its accountants to perform a particular service, the Company's board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PATCH INTERNATIONAL INC.



Date:  October 15, 2004                   By:      /s/ DAVID STADNYK
                                             -----------------------------------
                                               David Stadnyk, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                                  TITLE                                DATE

                                              President, Treasurer and director
/s/ DAVID STADNYK                             (Principal Executive, Financial, and     October 15, 2004
-------------------------------               Accounting Officer)
David Stadnyk


/s/ WINSTON CABELL                            Secretary and director                   October 15, 2004
-------------------------------
Winston Cabell

                            PATCH INTERNATIONAL INC.

                     (formerly PRAXIS PHARMACEUTICALS INC.)


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 31, 2004
                            (Stated in U.S. Dollars)

                                          [MORGAN & COMPANY LETTERHEAD]

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Patch International Inc.
(Formerly Praxis Pharmaceuticals, Inc.)

We have audited the accompanying consolidated balance sheets of Patch International Inc. (formerly Praxis Pharmaceuticals, Inc.) as of May 31, 2004 and 2003, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years ended May 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patch International Inc. (formerly Praxis Pharmaceuticals, Inc.) as of May 31, 2004 and 2003, and the results of their operations and their cash flows for the years ended May 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Vancouver, B.C.                                            /s/ Morgan & Company

September 17, 2004                                         Chartered Accountants

PATCH INTERNATIONAL INC.
May 31, 2004

                                                                        Index

Independent Auditors' Report                                             F-1

Consolidated Balance Sheets                                              F-2

Consolidated Statements of Operations                                    F-3

Consolidated Statements of Cash Flows                                    F-4

Consolidated Statement of Changes in Stockholders' Equity                F-5

Notes to the Consolidated Financial Statements                           F-6

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)


--------------------------------------------------------------------------------------------------------------------------
                                                                                              May 31,             May 31,
                                                                                                 2004                2003
--------------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash                                                                           $         38,613   $           37,553
     Accounts receivable                                                                      35,327               38,427
     Trading securities (Note 4)                                                              28,334               48,900
     Prepaid expenses and other                                                               71,330                7,378
--------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                         173,604              132,258
Oil and gas interests (successful efforts method)  (Note 6)                                  130,440              109,876
Available-for-sale securities (Note 5)                                                     1,575,000                    -
--------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                        $      1,879,044   $          242,134
==========================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

 Current Liabilities
     Accounts payable and accrued liabilities                                       $        211,952   $           33,888
     Due to related parties (Note 7)                                                         250,388              135,021
--------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                    462,340              168,909
--------------------------------------------------------------------------------------------------------------------------

 Going Concern (Note 1)

STOCKHOLDERS' EQUITY

 Preferred stock:
 10,000,000 preferred shares authorized with par value of $0.001 per share; none
 issued and outstanding                                                                            -                    -

 Common stock:
 50,000,000 common shares authorized with par value of $0.001 per share;
 40,288,431 shares issued and outstanding (May 31, 2003 - 17,337,000 shares)                  40,288              176,670

 Additional paid-in capital                                                                2,062,733                    -

Accumulated other comprehensive income (loss)  (Note 9)                                      (48,000)                   -

 Deficit                                                                                    (638,317)            (103,445)
--------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                 1,416,704               73,225
--------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                          $      1,879,044   $          242,134
==========================================================================================================================



              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)



                                                                                        Year ended      Year ended
                                                                                          May 31,        May 31,
                                                                                            2004           2003
--------------------------------------------------------------------------------------------------------------------
Revenue
     Oil and gas                                                                       $   115,463     $    74,784
     Interest and financing fees                                                                 -          35,027
     Gain on sale of trading securities                                                      6,150               -
--------------------------------------------------------------------------------------------------------------------
                                                                                           121,613         109,811
--------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting                                                                              4,500               -
     Depletion                                                                              57,889          14,597
     Investor relations                                                                     69,495               -
     General and administrative                                                             45,914           5,214
     Oil and gas production, royalties and other                                           108,378          45,291
     Professional fees                                                                      69,909          14,405
     Related party administration                                                           97,000          93,333
     Stock-based compensation                                                              203,400               -
     Loss on sale of trading securities                                                          -          16,020
--------------------------------------------------------------------------------------------------------------------

                                                                                           656,485         188,860
--------------------------------------------------------------------------------------------------------------------

Net Loss for the Year                                                                  $  (534,872)    $   (79,049)
====================================================================================================================


Net Loss Per Share
     Basic                                                                             $     (0.02)    $     (0.01)
     Diluted                                                                                 (0.02)          (0.01)

Weighted Average Number Of Common Shares Outstanding
     Basic                                                                              22,221,000       7,553,000
     Diluted                                                                            23,198,000       7,553,000







              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

                                                                                                Year ended       Year ended
                                                                                                  May 31,         May 31,
                                                                                                   2004             2003
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss for the year                                                                  $      (534,872)  $      (79,049)
     Add back non-cash items:
         Depletion                                                                                   57,889           14,597
         Loss (gain) on sale of trading securities                                                   (6,150)          16,020
         Financing fees                                                                                   -          (35,027)
         Write-off of oil and gas property                                                           57,604           19,389
         Stock based compensation                                                                   203,400                -

     Change in non-cash operating assets and liabilities:
         Decrease (increase) in accounts receivable                                                   3,100          (38,426)
         Increase in prepaid expenses and other                                                     (63,953)          (7,378)
         Increase in accounts payable and accrued liabilities                                        73,348           30,844
         Increase in due to related parties                                                          67,025          113,727
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) operating activities                                                (142,609)          34,697
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Cash acquired in business combination                                                            1,034                -
     Oil and gas interests                                                                         (136,056)        (112,809)
     Acquisition of trading securities                                                               (3,772)         (70,000)
     Proceeds on sale of trading securities                                                          30,488            5,080
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities                                                (108,306)        (177,729)
-----------------------------------------------------------------------------------------------------------------------------


Cash Flows from Financing Activities
     Stock subscriptions received                                                                     1,700          176,670
     Common stock issued for cash                                                                   250,275                -
-----------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                           251,975          176,670
-----------------------------------------------------------------------------------------------------------------------------


Change in cash for the year                                                                           1,060           33,638

Cash, beginning of year                                                                              37,553            3,915
-----------------------------------------------------------------------------------------------------------------------------

Cash, end of year                                                                           $        38,613   $       37,553
=============================================================================================================================


SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                                           -                -
     Interest paid                                                                                      495                -





              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
(Stated in U.S. Dollars)




                                                                     CAPITAL IN       ACCUMULATED
                                           COMMON STOCK               EXCESS OF          OTHER
                                   -----------------------------      PAR VALUE      COMPREHENSIVE
                                       SHARES         AMOUNT                              LOSS            DEFICIT          TOTAL
                                   -------------------------------------------------------------------------------------------------

Balance, May 31, 2002                           1   $          -   $           -    $             -     $   (24,396)   $    (24,396)

Common stock issued for cash at
  $0.001                               11,669,999         11,670               -                  -               -          11,670

Common stock issued for cash at
  $0.02                                 5,000,000        100,000               -                  -               -         100,000

Common stock issued for cash at
  $0.10                                   667,000         66,700               -                  -               -          66,700

Stock subscription receivable                   -         (1,700)              -                  -               -          (1,700)

Net loss for the year                           -              -               -                  -         (79,049)        (79,049)
                                   -------------------------------------------------------------------------------------------------

Balance, May 31, 2003                  17,337,000        176,670               -                  -        (103,445)         73,225

Stock subscription received                     -          1,700               -                  -               -           1,700

Common stock issued for cash at
  $0.08                                   895,625         71,650               -                  -               -          71,650

Adjustment to number of common
 stock issued and outstanding
 as a result of the
 acquisition of Patch Energy Inc.
    Patch Energy Inc.                 (18,232,625)      (250,020)              -                  -               -        (250,020)

    Praxis Pharmaceuticals, Inc.       20,630,806         20,631         229,389                  -               -         250,020

Fair value of shares issued in
  connection with the
  acquisition of Patch Energy
  Inc.                                 18,232,625         18,232       1,452,744                  -               -       1,470,976

Stock options exercised                 1,425,000          1,425         177,200                  -               -         178,625

Stock based compensation                        -              -         203,400                  -               -         203,400

Net Loss for the year                           -              -               -                  -        (534,872)       (534,872)

Accumulated other comprehensive
  loss                                          -              -               -            (48,000)              -         (48,000)
                                   -------------------------------------------------------------------------------------------------

Balance, May 31, 2004                  40,288,431   $     40,288  $    2,062,733    $       (48,000)    $  (638,317)   $  1,416,704
                                   =================================================================================================





              The accompanying notes are an integral part of these
                       consolidated financial statements

                            PATCH INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2004 and 2003
                            (Stated in U.S. Dollars)

1.   OPERATIONS AND GOING CONCERN

     a)    ORGANIZATION AND NATURE OF OPERATIONS

           Patch International, Inc. was incorporated in the State of Nevada on June 20, 1997. Effective June 15, 2004, the Company changed its domicile from Utah to Nevada. Effective March 15, 2004, the Company acquired all the issued and outstanding common stock of Patch Energy Inc., a private company involved in the exploration, development and production of oil and natural gas. Prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization of the Company. See Note 3.

           These consolidated financial statements include the accounts of Patch International, Inc. and its wholly-owned subsidiaries: Praxis Pharmaceuticals International Pty. Ltd. (an Australian company), and Praxis Pharmaceuticals, Inc., (incorporated in the State of Utah), together "the Company".

     b)    GOING CONCERN

           These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. The Company suffered losses from operations of $534,872 for the year ended May 31, 2004 (2003 - $79,049). These factors raise substantial doubt regarding the Company's ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might arise from this uncertainty.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)    BASIS OF PRESENTATION
           These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is May 31.

     b)    USE OF ESTIMATES
           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from the estimates.

     c)    FINANCIAL INSTRUMENTS
           The carrying amounts of financial instruments including cash, accounts receivable, trading securities, prepaid expenses and other, accounts payable and accrued liabilities, and amounts due to related parties, approximated fair value at May 31, 2004 and May 31, 2003.

     d)    INVESTMENTS
           The Company's  available for sale securities are carried at the lower
           of  cost  or  estimated   realizable  value.  The  Company's  trading
           securities are carried at market value.

     e)    INCOME TAXES
           The Company uses the liability method to account for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.

           Deferred tax assets are reduced by a valuation allowance when, based upon currently available information, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     f)    STOCK BASED COMPENSATION
           The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned.

     g)    LOSS PER SHARE
           The Company computes loss per share in accordance with SFAS No. 128 - "Earnings Per Share". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants would anti-dilutive.

     h)    NEW ACCOUNTING PRONOUNCEMENTS
           In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

3.   ACQUISITION OF SUBSIDIARY

     Effective March 15, 2004, Praxis Pharmaceuticals, Inc. ("Praxis") acquired 100% of the issued and outstanding shares of Patch Energy Inc. ("Patch") by issuing 18,232,625 shares of common stock in a one for one share exchange. Patch was a private British Columbia corporation involved in the exploration, development and production of oil and natural gas.

     A summary of the transaction is as follows:

     The issued and outstanding share capital of Praxis prior to the acquisition was 20,630,806 shares of common stock. The issued and outstanding share capital of Patch prior to the acquisition was 18,232,625 shares of common stock. The transaction resulted in the Praxis shareholders holding 53% of the total issued and outstanding common shares, and Patch shareholders having a total of 47% of the total issued and outstanding common shares of 38,863,431 after the close of the acquisition. Even though Praxis shareholders ended up with 53% of the total issued and outstanding common shares after the acquisition, the former shareholders of Patch did have control as outlined in items (b), (c) and (d) of paragraph 17 of SFAS 141.

     - the existence of a large minority voting interest in the combined entity;
     - control of the board of the combined entity; and
     - domination of the senior management of the combined entity.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)

3.   ACQUISITION OF SUBSIDIARY (CONTINUED)

     Accordingly, the transaction, which is referred to as a "reverse takeover", has been treated for accounting purposes as an acquisition by Patch of the net assets and liabilities of Praxis. Because Patch is deemed to be the purchaser for accounting purposes, these consolidated financial statements are presented as a continuation of Patch and include the results of operations of Patch since incorporation on February 11, 2002, and the results of operations of Praxis since the date of acquisition on March 15, 2004. Praxis had net assets of $1,470,975 at the acquisition date; therefore, the 18,232,625 shares of common stock issued on acquisition were issued at a fair value of $1,470,975. Accordingly, Praxis' net assets are included in the consolidated balance sheet at their previously recorded amounts.

     The acquisition is summarized as follows:

     Cash                                               $     1,034
     Available for sale securities                        1,623,000
     Accounts payable, and accrued liabilities             (115,216)
     Due to related parties                                 (37,843)
                                                    ----------------
     Net assets acquired                               $  1,470,975
                                                    ================

4.   TRADING SECURITIES

                                                                                   May 31, 2004     May 31, 2003
                                                                                =================================
     Trading Securities, 944,450 common shares (market value $28,334)
     (2003 - 1,630,000 common shares (market value $48,900))                    $        28,334   $       48,900
                                                                                =================================

     On April 4, 2002 the Company loaned $70,000 to Fairchild International Corporation ("Fairchild") pursuant to a convertible promissory note which bore interest at 8% per annum and was convertible into common shares of Fairchild. As consideration for the loan Fairchild assigned to the Company a 20% working interest in Fairchild's oil and gas interests in Tehama County, California. The note also provided that the Company be granted a right of first refusal to participate as to 50% of Fairchild's interest in respect of any oil and gas exploration or production opportunities Fairchild may participate in the future. On July 16, 2002, the loan was converted into 1,750,000 common shares of Fairchild.

     During the year ended May 31, 2003, the common shares of Fairchild were reclassified from "Available for sale securities" to "Trading Securities" per SFAS No. 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES". As a result of this reclassification, an unrealized holding loss of $16,020 was included in the Company's statement of operations.

     During the year ended May 31, 2004, the Company sold 776,550 common shares of Fairchild for proceeds of $30,488. The Company also purchased an additional 91,000 common shares of Fairchild at a cost of $3,772.

     Subsequent to May 31, 2004, 300,000 common shares of Fairchild were sold for proceeds of $6,365.

5.   AVAILABLE-FOR-SALE SECURITIES

     The Company owns approximately a 10% equity interest in Pharmaxis Ltd., an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 10, 2005. The Company has recognized a discount from quoted market value of securities held for resale due to the following factors: lack of marketability of the Company's holdings due to the trading restriction to November 2005, the ability to dispose of large - block holdings in a timely manner, and the risk associated with an investment in a startup company engaged in research and development. At May 31, 2004, the discounted market value is recorded at $1,575,000, net of tax of $280,000, resulting in an unrealized loss of $48,000, which is recorded as other comprehensive income, a separate component of shareholders' equity.

                                                   May 31,          May 31,
                                                      2004             2003
                                              ----------------------------------

     11,200,000 ordinary shares               $   1,575,000       $        -
                                              ==================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)

6.   OIL AND GAS INTERESTS

                                                                                     May 31,          May 31,
                                                                                        2004             2003
                                                                                ---------------- ----------------
     OIL AND GAS INTERESTS - SUCCESSFUL EFFORTS METHOD

     Balance beginning of the year                                              $     109,876    $            -
     Expenditures                                                                      78,453           143,862
     Depletion                                                                        (57,889)          (14,597)
     Dry well and abandoned interests                                                       -           (19,389)
                                                                                ---------------- ----------------

     Balance end of the year                                                    $     130,440    $      109,876
                                                                                ================ ================

     Represented by:

     California, U.S.A.
     Producing interests subject to depletion and amortization                  $      15,638    $       15,638
     Accumulated depletion                                                            (15,099)          (11,498)
                                                                                ---------------- ----------------

                                                                                          539             4,140
                                                                                ---------------- ----------------
     Texas, U.S.A.
     Non-producing interests                                                            2,816                 -
                                                                                ---------------- ----------------

     Saskatchewan, Canada
     Producing interests subject to depletion and amortization                        184,473           108,835
     Accumulated depletion                                                            (57,388)           (3,099)
                                                                                ---------------- ----------------

                                                                                      127,085           105,736
                                                                                ---------------- ----------------

                                                                                $     130,440    $      109,876
                                                                                ================ ================

     CAPITALIZED COSTS RELATING TO OIL AND
     GAS PRODUCING ACTIVITIES
                                                                                     May 31,             May 31,
                                                                                        2004                2003
                                                                                ---------------- -----------------

     Proved oil and gas properties and related equipment - California, U.S.A.   $     15,638     $       15,638
     Proved oil and gas properties and related equipment - Saskatchewan, Canada      184,472                  -
     Non-producing oil and gas properties - Texas, U.S.A.                              2,816                  -
     Non-producing oil and gas properties - Saskatchewan, Canada                           -            108,835
                                                                                ---------------- -----------------

     Sub-total                                                                       202,926            124,473
     Accumulated depletion                                                           (72,486)           (14,597)
                                                                                ---------------- -----------------

                                                                                $    130,440     $      109,876
                                                                                ================ =================

     COSTS INCURRED IN OIL AND GAS ACQUISITION,
     EXPLORATION AND DEVELOPMENT ACTIVITIES
                                                                                     May 31,             May 31,
                                                                                        2004                2003
                                                                                ---------------- -----------------

     Acquisition of properties
     Proved - California, U.S.A.                                                $          -     $       15,638
     Exploration costs - Texas, U.S.A.                                                 2,816                  -
     Development costs - Saskatchewan, Canada                                         75,637            108,835


                                      F-9

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)


6.   OIL AND GAS PROPERTIES (CONTINUED)

     RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
     CALIFORNIA, U.S.A.

                                                                                     May 31,           May 31,
                                                                                        2004              2003
                                                                                ----------------  ----------------
     Oil and gas sales                                                          $     16,792      $      19,594
     Production costs                                                                 (7,956)            (8,838)
     Depletion                                                                        (3,600)           (11,499)
     Dry well costs                                                                        -            (19,389)
                                                                                ----------------  ----------------

     Net income (loss) from producing activities                                $      5,236      $     (20,132)
                                                                                ================  ================

     RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
     SASKATCHEWAN, CANADA
                                                                                     May 31,           May 31,
                                                                                        2004              2003
                                                                                ----------------  ----------------

     Oil and gas sales                                                          $     98,671      $      55,190
     Production costs                                                                (42,817)           (17,064)
     Depletion                                                                       (54,289)            (3,098)
     Dry well costs                                                                  (57,604)                 -
                                                                                ----------------  ----------------

     Net income (loss) from producing activities                                $    (56,039)     $      35,028
                                                                                ================  ================

a)   Saskatchewan, Canada

     On May 1, 2002, the Company acquired a 12.5% working interest in ten test wells located in Saskatchewan by incurring 15.625% of the costs. The Company entered into a participation agreement with Fairchild International Corporation ("Fairchild") whereby Fairchild will earn one third of the Company's interest in the ten test wells by incurring one third of the associated costs. The Company agreed to participate in a second set of nine test wells in Saskatchewan, Canada, by agreeing to incur 15.625% of the costs to earn a 12.5% working interest. Fairchild will also earn the right to earn 1.75% of the Company's interest by incurring 2.5% of the associated costs.

     The Company entered into a participation agreement with Micron Enviro Systems Inc. ("Micron") dated March 27, 2003 where Micron can earn a 3.5% working interest by incurring 5% of the associated costs. The Company also entered into a participation agreement with Butler Development Corporation ("Butler") dated April 28, 2003 where Butler can earn a 3.5% working interest by incurring 5% of the associated costs and by paying the Company CAD$15,000 (received).

     The Company entered into a participation agreement dated November 5, 2003 with Fairchild where the Company granted to Fairchild a 6.75% interest in any subsequent wells to be drilled on the Farmout Lands pursuant to a Farmout Agreement, as detailed above, in consideration of incurring 8.4375% of the costs associated with any such subsequent wells.

     On November 14, 2003, the Company acquired a 12.5% working interest in a test well located in Saskatchewan and 6.25% in the balance of the Farmout Lands, by incurring 12.5% of the costs. A total of $57,604 in costs related to this well has been charged to operations ($1,324 in the current period), as the well was shut-in.

b)   California, USA

     The Company has 0.75 of 1% of an interest in four test wells in Tehama County, California as consideration for providing a loan to Fairchild International Corporation.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)


6.   OIL AND GAS PROPERTIES (CONTINUED)

     c)    Texas, USA

           The Company entered into a participation agreement dated September 30, 2003 with PB Energy USA Inc. ("PB"), where the Company was granted the right to earn a 3.75% working interest in a Test Well and a 3.75% working interest in 3 tracts of land totalling 856 acres lying within the Goliad County of Texas, USA (the "Program Lands") known as the Manahuilla Creek Project, by paying 5% of the Prospect Acquisition Costs (being US$15,000 (paid)), 5% of the Test Well Operations and 3.75% of the costs of Development of Program Lands.

           The Company entered into a sub-participation agreement dated November 6, 2003, with respect to the PB Energy Agreement, with Fairchild International Corporation ("Fairchild"), where the Company agreed to grant to Fairchild a 1.875% interest in a Test Well and the Program Lands in consideration of incurring 1.875% of the costs.


7.   DUE TO RELATED PARTIES

     a) The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable.
           Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At May 31, 2004, amounts owing of $250,388 (May 31, 2003 - $135,021) were due to related parties.

     b) Effective February 11, 2003, the Company entered into two management services agreements with directors and officers. The payments due under these agreements are $85,000 per annum for 2 years. During the year ended May 31, 2004, $85,000 in management fees were charged to operations (2003 - $93,333).

     c) The Company entered into management agreements for administration fees aggregating $6,500 per month commencing December 31, 2002 to November 30, 2005 with directors and officers. An agreement which had required payments of $2,500 per month was terminated effective December 31, 2003. Under the remaining agreement, $12,000 in related party administration fees was charge to operations during the year ended May 31, 2004 (2003 - $NIL).

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)

8.   COMMON STOCK

     Share purchase warrants are outstanding to purchase 895,625 shares of common stock at a price of $0.12 on or before January 6, 2006.


     A summary of the Company's stock option activity is as follows:


                                         May 31, 2004
                                  -----------------------------
                                                      Weighted
                                           Number      Average
                                               of     Exercise
                                          Options        Price
                                  -----------------------------

     Balance, beginning of period       1,530,000         0.10
     Issued                             4,500,000         0.12
     Cancelled/Forfeited                        -            -
     Exercised                         (1,625,000)        0.11
                                  -----------------------------


    Balance, end of period              4,405,000         0.12
                                  =============================

    As at May 31, 2004, the following options are outstanding:


                                          OUTSTANDING                                    EXERCISABLE
                       --------------------------------------------------    ------------------------------------
                                               Weighted                                                 Weighted
                                                Average         Weighted                                 Average
                              Number          Remaining          Average               Number           Exercise
             Exercise             of        Contractual         Exercise                   of              Price
                Price         Shares       Life (years)            Price               Shares           Weighted
   ----------------------------------------------------------------------    ------------------------------------
     $    0.06 - 0.10      2,330,000               2.27             0.08            2,330,000               0.08
          0.11 - 0.15        700,000               0.42             0.14              700,000               0.14
          0.16 - 0.20      1,375,000               2.79             0.17            1,375,000               0.17
                       --------------------------------------------------    ------------------------------------

                           4,405,000               2.14            $0.12            4,405,000              $0.12
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

     Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been as follows:

                                                                                         May 31,          May 31,
                                                                                            2004             2003
     Net Loss - as reported                                                             (534,872)         (79,049)
        Add: Stock-based compensation expense included in net loss - as reported         203,400                -
        Deduct: Stock-based compensation expense determined under fair value method     (203,400)               -
                                                                                    -------------------------------
     Net Loss - Pro-Forma                                                               (534,872)         (79,049)
                                                                                    ===============================


     Basic and Diluted net loss per share - as reported                                $   (0.02)       $   (0.01)
                                                                                    -------------------------------

     Basic and Diluted net loss per share - Pro-Forma                                  $   (0.02)       $   (0.01)
                                                                                    ================================

     The fair value of each option granted during the year ended May 31, 2004 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 264%, risk free interest rate of 1.8%, and weighted average expected option terms of 1.75 years.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)

9.   ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                                      May 31,          May 31,
                                                                         2004             2003
     Net Loss for the year                                       $   (534,872)      $  (79,049)

     Unrealized holding loss arising during the year                  (48,000)               -
                                                               ----------------------------------
     Comprehensive loss for the year                             $   (582,872)      $  (79,049)
                                                               ==================================

10.  SUBSEQUENT EVENTS

     (a) The Company is proposing the distribution of a stock dividend on a pro rata basis of a total of 5,600,000 of the shares, or the proceeds, of Pharmaxis Pharmaceuticals Pty Ltd., on or after November 15, 2005, being the date that the escrow restrictions attaching to such shares expire. For every 7.239 shares of Patch, one share of Pharmaxis or its cash equivalent will be distributed. The directors of the Company have fixed July 30, 2004 as the record date for determining shareholders entitled to participate in such distribution. The record date is subject to receiving all required regulatory approvals and fulfilling all necessary statutory requirements in order to permit the distribution to occur.

     (b) The Company signed a letter of intent dated June 30, 2004 with Greenlab Agronomics Inc. ("Greenlab"), a private company, to acquire 100% of the issued and outstanding shares of Greenlab. Greenlab produces the bio-fuels such as ethanol from its organic agricultural produces. Its current major operational activities are in the Ukraine.

     (c) The Company signed a Memorandum of Understanding with Firma HAS to drill several wells in the oil and gas fields of Chernigivska, Sumska, Poltavaska and Kharkivska regions of Ukraine which have been approved by the government.

     (d) The Company received $95,250 upon the exercise of 1,050,000 stock options at various prices ranging from $0.065 per share to $0.165 per share of common stock.

     (e) The Company agreed to settle debt in the amount of $52,164 by issuing 521,640 shares of common stock at a price of $0.10 per share.

11.  INCOME TAX

     The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, "Accounting for Income Taxes". Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net U.S. operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S. operating losses carried forward in future years. The Company has a U.S. tax loss of $307,521 to offset future years taxable income expiring commencing in fiscal 2024.

Income tax expense was as follows:

                                                   May 31,             May 31,
                                                     2004               2003
                                                      $                   $

     Current
        Canadian                                         -                   -
        United States                                    -                   -

     Deferred:
        Canadian                                         -                   -
        United States                                    -                   -
     ---------------------------------------------------------------------------
     Total income tax expense                            -                   -
     ===========================================================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)


11.  INCOME TAX (CONTINUED)

     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                   Canada          United States

     Statutory federal income tax rate              37.6%               34.0%
     Change in valuation allowance                 (37.6%)             (34.0%)
     ---------------------------------------------------------------------------
     Total income tax expense                          -                   -
     ===========================================================================


     The deferred tax liabilities and assets were as follows:

                                                 May 31,            May 31,
                                                   2004               2003
                                                    $                  $

     Deferred tax assets
      - Net operating loss carryforwards        (737,224)           (33,281)
      - Less valuation allowance                 737,224             33,281
     ---------------------------------------------------------------------------
     Net deferred tax assets                           -                  -
     ===========================================================================


     At May 31, 2004, the Company had net operating losses for U.S. federal income tax purposes of $1,879,000, which begin expiring in fiscal 2024, and had non-capital loss carryforwards for Canadian income tax purposes of $261,000, which begin expiring in fiscal 2011. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At May 31, 2004, a valuation allowance of $737,224 was provided to reduce deferred tax assets to nil.

12.  GEOGRAPHIC AND SEGMENTED INFORMATION

     The Company has one reportable segment consisting of oil and gas operations, except for the Company's investment in Pharmaxis. The Company derives revenues from the oil and gas operations from the sale of petroleum products. The Company's operations are in Canada and the United States.

     GEOGRAPHIC:

                                                       May 31,          May 31,
          Long-lived assets:                             2004             2003
                                                  --------------  --------------

          United States                           $       3,355   $       4,140
          Canada                                        127,085         105,736
          Australia                                   1,575,000               -
                                                  -------------- ---------------
          Total long-lived assets                 $   1,705,440   $     109,876
                                                  ==============  ==============


                                                       May 31,          May 31,
          Revenues from external customers:              2004             2003
                                                  --------------  --------------

          United States                           $      16,792   $      19,594
          Canada                                         98,671          55,190
          Australia                                           -               -
                                                  --------------  --------------
          Total revenues from external customers  $     115,463   $      74,784
                                                  ==============  ==============

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)

13.  SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

     RESERVE QUANTITY INFORMATION (UNAUDITED)

     The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon estimates prepared for the operator of the Company's oil and gas interests. Such estimates are inherently imprecise and may be subject to substantial revisions.

     Revisions may occur because current prices of oil and gas and current costs of operating are subject to fluctuations, past performance of wells does not necessarily guarantee future performance and rates used to estimate decline of reserves could vary from that which is projected.

     All quantities shown in the table are proved reserves and are located within the United States and Canada.

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
     NET CASH FLOWS RELATING TO PROVED OIL
     AND GAS RESERVES (UNAUDITED)

                                                                                      May 31,           May 31,
                                                                                       2004              2003
                                                                                  ----------------  ----------------
                                                                                        GAS               GAS
     Proved, developed and undeveloped reserves (United States)

     Balance beginning of the year                                                       289,837                  -
     Discoveries                                                                               -          1,080,182
     Production                                                                         (153,582)          (790,345)
                                                                                  ----------------  ----------------
     Balance end of the year                                                             136,255            289,837
                                                                                  ================  ================

     Standardized Measure of Discounted Future Net Cash Flows (United States)

     Future cash flows                                                            $       18,770    $        62,571
     Future operating expenses                                                            (4,748)           (11,590)
                                                                                  ----------------  ----------------
                                                                                          14,022             50,981
     10% annual discount for estimated timing of cash flows                                 (701)            (2,459)
                                                                                  ----------------  ----------------
     Standardized measure of discounted future net cash flows                     $       13,321    $        48,522
                                                                                  ================  ================

     Proved, developed and undeveloped reserves (Canada)

     Balance beginning of the year                                                       100,891                  -
     Discoveries                                                                          84,000            120,000
     Production                                                                          (47,164)           (19,109)
                                                                                  ----------------  ----------------
     Balance end of the year                                                             137,727            100,891
                                                                                  ================  ================

     Standardized Measure of Discounted Future Net Cash Flows (Canada)

     Future cash flows                                                            $      323,105    $       428,711
     Future operating expenses                                                          (215,949)          (198,946)
                                                                                  ----------------  ----------------
                                                                                         107,156            229,765
     10% annual discount for estimated timing of cash flows                               (5,951)            (8,591)
                                                                                  ----------------  ----------------
     Standardized measure of discounted future net cash flows                     $      101,205    $       221,174
                                                                                  ================  ================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2004
(Stated in U.S. Dollars)


13.  SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (CONTINUED)

     RESERVE QUANTITY INFORMATION (UNAUDITED)

     Future cash flows are computed by applying fiscal period end prices of natural gas and oil to period end quantities of proved natural gas and oil reserves. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

     Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits. A discount factor of ten percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company's natural gas and oil properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.