Form 10QSB
period 2004-08-31
PATCH INTERNATIONAL INC/CN
filed 2004-10-20
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: August 31, 2004

[ ]      TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to ________________


                         Commission file number 0-28627


                            PATCH INTERNATIONAL INC.
        (Exact name of small business issuer as specified in its charter)


                NEVADA                              87-0393257
   (State or other jurisdiction of        (IRS Employer Identification No.)
    incorporation or organization)

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
            42,385,071 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 AUGUST 31, 2004


 Transitional Small Business Disclosure Format (check one);  Yes      No   X
                                                                 ---      ---

PATCH INTERNATIONAL INC.
August 31, 2004
(Unaudited)
                                                                        Index

Consolidated Balance Sheets                                               3

Consolidated Statements of Operations                                     4

Consolidated Statements of Cash Flows                                     5

Notes to the Consolidated Financial Statements                            6

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)


--------------------------------------------------------------------------------------------------------------------------
                                                                                           August 31,             May 31,
                                                                                                 2004                2004
--------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash                                                                           $          1,774   $           38,613
     Accounts receivable                                                                      27,688               35,327
     Trading securities (Note 4)                                                              11,351               28,334
     Prepaid expenses and other                                                               72,952               71,330
--------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                         113,765              173,604
Oil and gas interests (successful efforts method)  (Note 6)                                  123,270              130,440
Available-for-sale securities (Note 5)                                                     2,433,000            1,575,000
--------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                        $      2,670,035   $        1,879,044
==========================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                                       $        167,359   $          211,952
     Due to related parties (Note 7)                                                         296,450              250,388
--------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                    463,809              462,340
--------------------------------------------------------------------------------------------------------------------------

Going Concern (Note 1)

STOCKHOLDERS' EQUITY

Preferred stock:
10,000,000 preferred shares authorized with par value of $0.001 per share; none
issued and outstanding                                                                             -                    -

Common stock:
50,000,000 common shares authorized with par value of $0.001 per share;
42,385,071 shares issued and outstanding (May 31, 2004 - 40,288,431 shares)                   42,385               40,288

Additional paid-in capital                                                                 2,258,424            2,062,733

Stock subscriptions receivable                                                              (114,375)                   -

Accumulated other comprehensive income (loss)  (Note 9)                                      810,000              (48,000)

Deficit                                                                                     (790,208)            (638,317)
--------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                 2,206,226            1,416,704
--------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                          $      2,670,035   $        1,879,044
==========================================================================================================================



              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)


                                                                                            Three months ended
                                                                                                August 31,
                                                                                      ------------------------------
                                                                                                           2003
                                                                                           2004
--------------------------------------------------------------------------------------------------------------------
Revenue
     Oil and gas                                                                       $    22,723      $   17,654
     Gain on sale of trading securities                                                          -          19,595
--------------------------------------------------------------------------------------------------------------------
                                                                                            22,723          37,249
--------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting                                                                             22,125           4,482
     Depletion                                                                               7,551          11,524
     Investor relations                                                                     31,000               -
     General and administrative                                                             26,800           3,566
     Oil and gas production, royalties and other                                            10,367           9,494
     Professional fees                                                                      10,249           7,416
     Related party administration                                                           33,250          21,250
     Loss on write-off of proposed acquisition  (Note 10)                                   21,000               -
     Loss on sale of trading securities                                                     12,272               -
--------------------------------------------------------------------------------------------------------------------

                                                                                           174,614          57,732
--------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                                                $ (151,891)      $ (20,483)
====================================================================================================================


Net Loss Per Share
     Basic                                                                             $    (0.00)      $   (0.00)
     Diluted                                                                                (0.00)          (0.00)

Weighted Average Number Of Common Shares Outstanding
     Basic                                                                              41,120,000      20,631,000
     Diluted                                                                            41,247,000      20,631,000









              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)


                                                                                                    Three months ended
                                                                                                        August 31,
                                                                                            ----------------------------------
                                                                                                   2004              2003
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                                                                $    (151,891)      $    (20,483)
     Add back non-cash items:
         Depletion                                                                                  7,551              1,524
         Loss (gain) on sale of trading securities                                                 12,272            (19,595)
         Write-off of proposed acquisition                                                         21,000                  -

     Change in non-cash operating assets and liabilities:
         Decrease in accounts receivable                                                            7,639                894
         (Increase) in prepaid expenses and other                                                  (1,622)           (39,687)
         Increase in accounts payable and accrued liabilities                                       7,570             20,849
         Increase in due to related parties                                                        46,063             28,718
------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                                           (51,418)           (17,780)
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Cash paid for proposed acquisition                                                           (21,000)                 -
     Oil and gas interests                                                                           (381)           (25,262)
     Acquisition of trading securities                                                             (1,655)                 -
     Proceeds on sale of trading securities                                                         6,365              8,495
------------------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                                           (16,671)           (16,767)
------------------------------------------------------------------------------------------------------------------------------


Cash Flows from Financing Activities
     Common stock issued for cash                                                                  31,250                  -
------------------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                                          31,250                  -
------------------------------------------------------------------------------------------------------------------------------

Change in cash for the period                                                                     (36,839)           (34,547)

Cash, beginning of period                                                                          38,613             37,553
------------------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                                         $       1,774       $      3,006
==============================================================================================================================

NON-CASH FINANCING ITEMS
      Common stock issued for debt                                                          $      52,164       $          -

SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                             $           -       $          -
     Interest paid                                                                                      -                  -



              The accompanying notes are an integral part of these
                        consolidated financial statements

                            PATCH INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 AUGUST 31, 2004
                            (Stated in U.S. Dollars)
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

     The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2004, has been omitted. The results of operations for the three-month period ended August 31, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2005.

     As of August 31, 2004, the Company had not reached a level of operations, which would finance day-to-day activities. These interim consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management intends to support the Company by exercising stock options and/or warrants, advancing funds necessary or raising funds through private placements until the Company can achieve a profitable level of operations.

     The Company incurred losses from operations of $151,891 and $20,483 for the three-month periods ended August 31, 2004 and 2003, respectively and has accumulated losses of $790,208 since inception. At August 31, 2004 the Company had a working capital deficiency of $350,044 (May 31, 2004 - $288,736). These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.   RECENT PRONOUNCEMENTS

     In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"), which supersedes SAB 101, "Revenue Recognition in Financial Statements." The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(Stated in U.S. Dollars)
(Unaudited)

2.   RECENT PRONOUNCEMENTS (CONTINUED)

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

     A summary of the transaction is as follows:

     The issued and outstanding share capital of Praxis prior to the acquisition was 20,630,806 shares of common stock. The issued and outstanding share capital of Patch prior to the acquisition was 18,232,625 shares of common stock. The transaction resulted in the Praxis shareholders holding 53% of the total issued and outstanding common shares, and Patch shareholders having a total of 47% of the total issued and outstanding common shares of 38,863,431 after the close of the acquisition. Even though Praxis shareholders ended up with 53% of the total issued and outstanding common shares after the acquisition, the former shareholders of Patch did have control as outlined in items (b), (c) and (d) of paragraph 17 of SFAS 141 "Business Combinations".

     - the existence of a large minority voting interest in the combined entity;
     - control of the board of the combined entity; and
     - domination of the senior management of the combined entity.

     Accordingly, the transaction, which is referred to as a "reverse takeover", has been treated for accounting purposes as an acquisition by Patch of the net assets and liabilities of Praxis. Because Patch is deemed to be the purchaser for accounting purposes, these consolidated financial statements are presented as a continuation of Patch and include the results of operations of Patch since incorporation on February 11, 2002, and the results of operations of Praxis since the date of acquisition on March 15, 2004. The comparative figures for the three-month period ended August 31, 2003, are the results of operations of Patch Energy Inc. solely.

     Praxis had net assets of $1,470,975 at the acquisition date; therefore, the 18,232,625 shares of common stock issued on acquisition were issued at a fair value of $1,470,975. Accordingly, Praxis' net assets are included in the consolidated balance sheet at their previously recorded amounts.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(Stated in U.S. Dollars)
(Unaudited)


3.   ACQUISITION OF SUBSIDIARY (CONTINUED)

     The acquisition is summarized as follows:

           Cash                                         $      1,034
           Available for sale securities                   1,623,000
           Accounts payable, and accrued liabilities        (115,216)
           Due to related parties                            (37,843)
                                                        -------------
           Net assets acquired                          $  1,470,975
                                                        =============

4.   TRADING SECURITIES

                                                                                 August 31,         May 31,
                                                                                       2004            2004
                                                                               -----------------------------
     Trading Securities, 709,450 common shares (market value $11,351)
     (May 31, 2004 - 944,450 common shares (market value $28,334))             $      11,351     $   28,334
                                                                               ==============================

     During the three month period ended August 31, 2004, the Company sold 300,000 common shares of Fairchild for proceeds of $6,365. The Company also purchased an additional 65,000 common shares of Fairchild at a cost of $1,665.

5.   AVAILABLE-FOR-SALE SECURITIES

     The Company owns approximately a 10% equity interest in Pharmaxis Ltd., an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 10, 2005. The Company has recognized a discount from quoted market value of securities held for resale due to the following factors: lack of marketability of the Company's holdings due to the trading restriction to November 2005, the ability to dispose of large - block holdings in a timely manner, and the risk associated with an investment in a startup company engaged in research and development. At August 31, 2004, the discounted market value is recorded at $2,433,000, net of tax of $651,000, resulting in an unrealized gain of $810,000, which is recorded as other comprehensive income, a separate component of shareholders' equity.

                                            August 31,           May 31,
                                                  2004              2004
                                         ---------------------------------

     11,200,000 ordinary shares            $ 2,433,000       $ 1,575,000
                                         =================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(Stated in U.S. Dollars)
(Unaudited)

6.   OIL AND GAS INTERESTS

                                                                                   August 31,        May 31,
                                                                                         2004           2004
                                                                              -----------------------------------
   Proved oil and gas properties and related equipment
    - California, USA                                                             $    15,638      $   15,638
    - Saskatchewan, Canada                                                            184,853         184,472
-----------------------------------------------------------------------------------------------------------------

                                                                                      200,491         200,110
   Non-producing oil and gas properties
    - Texas, USA                                                                        2,816           2,816
-----------------------------------------------------------------------------------------------------------------
                                                                                      203,307         202,926
   Accumulated depletion                                                              (80,037)        (72,486)
-----------------------------------------------------------------------------------------------------------------

   Balance, end of period                                                         $   123,270      $  130,440
=================================================================================================================

     Oil and Gas Interests - California, USA

     The Company has 0.75 of 1% of an interest in four test wells in Tehama County, California as consideration for providing a loan to Fairchild International Corporation.

     Oil and Gas Interests - Saskatchewan, Canada

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(Stated in U.S. Dollars)
(Unaudited)


6.   OIL AND GAS PROPERTIES (CONTINUED)

     Oil and Gas Interests - Texas, USA

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

     Oil and Gas Interests - Ukraine

     The Company signed a Memorandum of Understanding with Firma HAS to drill several wells in the oil and gas fields of Chernigivska, Sumska, Poltavaska and Kharkivska regions of Ukraine which have been approved by the government.


7.   DUE TO RELATED PARTIES

     a) The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable.
          Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At August 31, 2004, amounts owing of $296,450 (May 31, 2004 - $250,388) were due to related parties.

     b) Effective February 11, 2003, the Company entered into two management services agreements for administration fees with directors and officers. The payments due under these agreements are $85,000 per annum for 2 years. During the three-month period ended August 31, 2004, $21,250 in related party administration fees were charged to operations (2003 - $21,250).

     c) The Company entered into management agreements for administration fees aggregating $6,500 per month commencing December 31, 2002 to November 30, 2005 with directors and officers. An agreement which had required payments of $2,500 per month was terminated effective December 31, 2003. Under the remaining agreement, $12,000 in related party administration fees was charge to operations during the three-month period ended August 31, 2004 (2003 - $NIL).


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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(Stated in U.S. Dollars)
(Unaudited)

8.   COMMON STOCK (CONTINUED)

     During the three-month period ended August 31, 2004, the Company issued 521,640 shares of common stock at $0.10 per share in extinguishment of debt totaling $52,164.

     A summary of the Company's stock option activity is as follows:


                                            August 31, 2004                  May 31, 2004
                                   --------------------------------------------------------------
                                                      Weighted                         Weighted
                                           Number      Average         Number           Average
                                               of     Exercise             of          Exercise
                                          Options        Price        Options             Price
                                   --------------------------------------------------------------
    Balance, beginning of               4,405,000      $  0.12       1,530,000          $  0.10
    period
    Issued                                      -            -       4,500,000             0.12
    Cancelled/Forfeited                         -            -               -                -
    Exercised                          (1,575,000)        0.09      (1,625,000)            0.11
                                   --------------------------------------------------------------

    Balance, end of period              2,830,000      $  0.13      4,405,000           $  0.12
                                   ==============================================================

     As at August 31, 2004, the following options are outstanding:


                                          OUTSTANDING                                    EXERCISABLE
                       --------------------------------------------------    ------------------------------------
                                               Weighted                                                 Weighted
                                                Average         Weighted                                 Average
                              Number          Remaining          Average               Number           Exercise
             Exercise             of        Contractual         Exercise                   of              Price
                Price         Shares       Life (years)            Price               Shares           Weighted
   ----------------------------------------------------------------------    ------------------------------------
     $    0.06 - 0.10      1,030,000               1.86           $ 0.09            1,030,000             $ 0.09
          0.11 - 0.15        700,000               0.17             0.14              700,000               0.14
          0.16 - 0.20      1,100,000               2.54             0.17            1,100,000               0.17
                       --------------------------------------------------    ------------------------------------

                           2,830,000               1.70           $ 0.13            2,830,000             $ 0.13
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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2004
(Stated in U.S. Dollars)
(Unaudited)


8.   COMMON STOCK (CONTINUED)

     Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been as follows:

                                                                                  August 31,       August 31,
                                                                                        2004             2003
      Net Loss - as reported                                                    $   (151,891)     $   (20,483)
        Add: Stock-based compensation expense included in net loss - as
        reported                                                                           -                -
        Deduct: Stock-based compensation expense determined under fair value
        method                                                                             -                -
                                                                             ------------------------------------
      Net Loss - Pro-Forma                                                      $   (151,891)     $   (20,483)
                                                                             ====================================

      Basic and Diluted net loss per share - as reported                        $      (0.00)     $     (0.00)
                                                                             ------------------------------------
      Basic and Diluted net loss per share - Pro-Forma                          $      (0.00)     $     (0.00)
                                                                             ====================================


9.   ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                                   August 31,       August 31,
                                                                         2004             2003
      Net Loss for the period                                     $  (151,891)     $   (20,483)

      Unrealized holding gain arising during the period               810,000                -
                                                              ------------------------------------
      Comprehensive income (loss) for the period                  $   658,109      $   (20,483)
                                                              ====================================


10.  PROPOSED ACQUISITION

     The Company signed a letter of intent dated June 30, 2004 with Greenlab Agronomics Inc. ("Greenlab"), a private company, to acquire 100% of the issued and outstanding shares of Greenlab. Greenlab produces the bio-fuels such as ethanol from its organic agricultural produces. Its current major operational activities are in the Ukraine. During the three-month period ended August 31, 2004, the Company advanced $21,000 towards the cost of the proposed acquisition, but subsequently the Company decided not to proceed with the acquisition. Accordingly, the Company wrote off these costs to operations during the current period.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

The Company's business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. The Company had not generated any revenues from product sales, royalties or license fees. Due to the inability of the Company to obtain funding and/or partners to pursue its pharmaceutical projects, it decided to seek other business opportunities. As of March 15, 2004, the Company consummated the Arrangement Agreement with Patch Energy Inc. ("Patch") under which the Company acquired Patch, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Patch is a wholly owned subsidiary of the Company. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. A total of 18,232,625 shares were issued, bringing the issued and outstanding shares of the Company to 38,224,372 at that time.

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

RESULTS OF OPERATIONS

The Company generated $22,723 in oil and gas revenues for the three months ended August 31, 2004, an increase of $5,069 or 28.7% over the comparable 2003 period. The increase was due to increased production from its Saskatchewan properties. While oil and gas production, royalties and other expenses also increased from $9,494 in 2003 to $10,367 in 2004, Patch's oil and gas operations were slightly more profitable in 2004 than in 2003.

The Company generated a loss on the sale of common shares of Fairchild of $12,272 during the quarter ended August 31, 2004, as compared to a gain of $19,595 during the quarter ended August 31, 2003.

Expenses, other than oil and gas production expenses, were $164,247 for the quarter ended August 31, 2004, as compared to non-oil and gas production expenses of $48,238 for the comparable 2003 period, an increase of $116,009 or 240.5%. The increase in expenses is due to the acquisition transaction, which essentially made Patch a public company after March 15, 2004. As a public company, greater expenses for items such as consulting, investor relations, general and administrative, and related party administration functions have been incurred.

In addition to ongoing increased expenses, the Company incurred a loss of $21,000 due to a write-off of advances made towards the costs of a proposed acquisition, which was subsequently abandoned.

As a result of the significantly increased expenses for the quarter ended August 31, 2004, the net loss was $151,891, an increase of $131,408 (641.5%) over the loss for 2003 of $20,483.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private sale of its securities and advances from related parties, as revenues generated are not yet sufficient to cover operating expenses.

For the three months ended August 31, 2004, cash used in operating activities was $51,418. Financing activities provided cash of $31,250, consisting of proceeds from the sale of common stock, during this period. In addition, $16,671 was used in investing activities, primarily towards the proposed acquisition. In comparison, in 2003, operating activities used cash of $17,780 and investing activities used cash of $16,767.

At August 31, 2004, the Company had cash of $1,774 and a working capital deficit of $350,044. This compares to cash of $38,613 and a working capital deficit of $288,736 at May 31, 2004. The decrease in working capital was due primarily to the decrease in current assets, which were used for operating expenses during the three-month period.

The Company will be dependent upon proceeds from the sale of securities and/or advances from related parties until its operations generate revenues sufficient to cover operating expenses. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain activities.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended May 31, 2004, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) required accounting changes; and (5) other factors over which the Company has little or no control.


ITEM 3.  CONTROLS AND PROCEDURES

On August 31, 2004, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         During the quarter ended August 31, 2004, the Company issued 521,640 shares of common stock at $0.10 per share in extinguishment of debt totaling $52,164 to one individual who is employed by Patch, pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933.

         In addition, 1,575,000 shares of common stock were sold for $31,250 pursuant to the exercise of outstanding stock options to 5 persons who were consultants to or employees of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable.

ITEM 5.  OTHER INFORMATION

         Not Applicable.

ITEM 6.  EXHIBITS

------------------------------------------------------------------------------------------------------------------
REGULATION                                                                                        SEQUENTIAL
S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
   2.1          Stock Exchange Agreement with Micronetics, Inc. (1)<F1>                              N/A
------------------------------------------------------------------------------------------------------------------
   2.2          Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch               N/A
                Energy Inc. dated as of October 20, 2003 (2)<F2>
------------------------------------------------------------------------------------------------------------------
   2.3          Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation,          N/A
                in to Patch International Inc., a Nevada Corporation (3)<F3>
------------------------------------------------------------------------------------------------------------------
   3.1          Articles of Incorporation, as amended (4)<F4>                                        N/A
------------------------------------------------------------------------------------------------------------------
   3.2          Bylaws (4)<F4>                                                                       N/A
------------------------------------------------------------------------------------------------------------------
  10.1          1999 Stock Option Plan (1)<F1>                                                       N/A
------------------------------------------------------------------------------------------------------------------
  10.2          Termination of License and Research & Development Agreement dated February           N/A
                28, 2001 between Praxis Pharmaceuticals Inc. and Fairchild International
                Corporation (5)<F5>
------------------------------------------------------------------------------------------------------------------
  10.3          Amendment to Termination Agreement between Praxis Pharmaceuticals Inc. and           N/A
                Fairchild International Inc. (6)<F6>
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
REGULATION                                                                                        SEQUENTIAL
S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
  10.4          Shareholders Agreement dated August 23, 2002 among Praxis Pharmaceuticals            N/A
                Inc., Perpetual Trustees Nominees Limited, Rothschild Bioscience Managers
                Limited, CM Capital Investments Pty Ltd, CIBC Australia VC Fund LLC,
                Mooroolbark Technology Pty Ltd, The Australian National University and
                Pharmaxis Pty Ltd, Dr. William Cowden and Dr. Brett Cowden (6)<F6>
------------------------------------------------------------------------------------------------------------------
  10.5          Management services agreement with David Stadnyk dated December 1, 2002 (7)<F7>      N/A
------------------------------------------------------------------------------------------------------------------
  10.6          Management services agreement with Winston Cabell dated December 1, 2002 (7)<F7>     N/A
------------------------------------------------------------------------------------------------------------------
  10.7          Assignment of Invention with Clearcoll Pty Limited dated February 11, 2003           N/A
                (7)<F7>
------------------------------------------------------------------------------------------------------------------
  10.8          Letter agreement dated March 14, 2003 amending Terminations Agreement with           N/A
                Fairchild International Corporation (7)<F7>
------------------------------------------------------------------------------------------------------------------
  10.9          Management services agreement between Patch Energy Inc. and David Stadnyk            N/A
                dated February 11, 2002 (4)<F4>
------------------------------------------------------------------------------------------------------------------
  10.10         Letter agreement dated February 18, 2004 regarding Termination Agreement             N/A
                with Fairchild International Corporation (4)<F4>
------------------------------------------------------------------------------------------------------------------
   21           Subsidiaries of the registrant (1)<F1>                                               N/A
------------------------------------------------------------------------------------------------------------------
  31.1          Rule 13-14(a) Certification of Principal Executive and Financial Officer              18
------------------------------------------------------------------------------------------------------------------
  32.1          Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to               19
                Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------

(1)<F1> Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2)<F2> Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004.
(3)<F3> Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated June 15, 2004.
(4)<F4> Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004.
(5)<F5> Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated February 28, 2001.
(6)<F6> Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(7)<F7> Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           PATCH INTERNATIONAL INC.
                                           (Registrant)


Date: October 20, 2004                     By: /s/ DAVID STADNYK
                                              ----------------------------------
                                                 David Stadnyk, President
                                                 (Principal financial officer)