Form 10QSB
period 2004-11-30
PATCH INTERNATIONAL INC/CN
filed 2005-01-19
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: November 30, 2004

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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X  No
                                                                   ----   ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            45,088,641 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                NOVEMBER 30, 2004


 Transitional Small Business Disclosure Format (check one);  Yes     No   X
                                                                ----    ----

PATCH INTERNATIONAL INC.
November 30, 2004
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

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)

-------------------------------------------------------------------------------------------------------------------------

                                                                                      November 30,               May 31,
                                                                                              2004                  2004
-------------------------------------------------------------------------------------------------------------------------
                                                                                                               (AUDITED)
ASSETS

Current Assets
     Cash                                                                         $         12,491    $           38,613
     Accounts receivable                                                                    14,994                35,327
     Trading securities (Note 4)                                                                 -                28,334
     Prepaid expenses and other                                                              2,805                71,330
-------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                        30,290               173,604
Property and equipment                                                                       2,463                     -
Oil and gas interests (successful efforts method)  (Note 6)                                113,459               130,440
Available-for-sale securities (Note 5)                                                   3,854,000             1,575,000
-------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                      $      4,000,212    $        1,879,044
=========================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                                     $        169,843    $          211,952
     Due to related parties (Note 7)                                                       298,649               250,388
-------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  468,492               462,340
-------------------------------------------------------------------------------------------------------------------------

Going Concern (Note 1)

STOCKHOLDERS' EQUITY

Preferred stock:
10,000,000 preferred shares authorized with par value of $0.001 per share; none
issued and outstanding                                                                           -                     -

Common stock:
50,000,000 common shares authorized with par value of $0.001 per share;
45,088,641 shares issued and outstanding (May 31, 2004 - 40,288,431 shares)                 45,089                40,288

Additional paid-in capital                                                               2,556,745             2,062,733

Stock subscriptions receivable                                                            (133,000)                    -

Accumulated other comprehensive income (loss)  (Note 9)                                  2,231,000               (48,000)

Deficit                                                                                 (1,168,114)             (638,317)
-------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                               3,531,720             1,416,704
-------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                        $      4,000,212    $        1,879,044
=========================================================================================================================

        The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)

                                                                   Three months ended               Six months ended
                                                                      November 30,                    November 30,
                                                            ----------------------------------------------------------------

                                                                   2004             2003            2004           2003
----------------------------------------------------------------------------------------------------------------------------
Revenue
     Oil and gas                                               $    21,063      $    32,224      $    43,786    $    49,878
     Gain on sale of trading securities                                  -                -                -         19,511
----------------------------------------------------------------------------------------------------------------------------
                                                                    21,063           32,224           43,786         69,389
----------------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting                                                     64,584                -           86,709          4,482
     Depletion, depreciation and impairment                         41,510           11,523           49,061         23,047
     Investor relations                                             46,103                -           77,103              -
     General and administrative                                     28,620           15,975           55,420         19,541
     Oil and gas production, royalties and other                     6,909            8,924           17,276         18,418
     Professional fees                                              29,935           15,504           40,184         22,920
     Related party administration                                   33,250           21,250           66,500         42,500
     Stock-based compensation                                      144,399                -          144,399              -
     Loss on write-off of proposed acquisition  (Note 10)                -                -           21,000              -
     Loss on sale of trading securities                              3,658               84           15,930              -
----------------------------------------------------------------------------------------------------------------------------
                                                                   398,968           73,260          573,582        130,908
----------------------------------------------------------------------------------------------------------------------------

Net Loss for the Period                                        $  (377,905)     $   (41,036)     $  (529,796)   $   (61,519)
============================================================================================================================

Net Loss Per Share
     Basic                                                     $     (0.01)     $     (0.00)     $     (0.01)   $     (0.00)
     Diluted                                                         (0.01)           (0.00)           (0.01)         (0.00)

Weighted Average Number Of Common Shares Outstanding
     Basic                                                      42,879,000       20,631,000       41,994,000     20,631,000
     Diluted                                                    43,046,000       20,631,000       43,125,000     20,631,000






        The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

                                                                                          Six months ended
                                                                                             November 30,
                                                                                ----------------------------------
                                                                                        2004               2003
------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                                                    $     (529,796)    $      (61,519)
     Add back non-cash items:
         Depletion, depreciation and impairment                                         49,061             23,047
         Loss (gain) on sale of trading securities                                      15,930            (19,511)
         Stock-based compensation                                                      144,399                  -
         Write-off of proposed acquisition                                              21,000                  -

     Change in non-cash operating assets and liabilities:
         Decrease (increase) in accounts receivable                                     20,333            (22,571)
         Decrease (increase) in prepaid expenses and other                              36,956            (30,325)
         Increase (decrease) in accounts payable and accrued liabilities               100,045             (5,516)
         Increase in due to related parties                                             48,260             77,361
------------------------------------------------------------------------------------------------------------------

Net cash (used in) operating activities                                                (93,812)           (39,034)
------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Cash paid for proposed acquisition                                                (21,000)                 -
     Oil and gas interests                                                                (381)           (25,262)
     Acquisition of equipment                                                           (2,592)                 -
     Acquisition of trading securities                                                  (1,655)                 -
     Proceeds on sale of trading securities                                             14,058             19,131
------------------------------------------------------------------------------------------------------------------

Net cash (used in) investing activities                                                (11,570)            (6,131)
------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
     Subscription funds received                                                             -              1,700
     Common stock issued for cash                                                       79,260                  -
------------------------------------------------------------------------------------------------------------------

Net cash provided by financing activities                                               79,260              1,700
------------------------------------------------------------------------------------------------------------------

Change in cash for the period                                                          (26,122)           (43,465)

Cash, beginning of period                                                               38,613             37,553
------------------------------------------------------------------------------------------------------------------

Cash, end of period                                                             $       12,491     $       (5,912)
==================================================================================================================

NON-CASH FINANCING ITEMS
     Common stock issued for debt                                               $       52,164     $            -
     Stock options exercised for debt                                                   89,990

SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                 $            -     $            -
     Interest paid                                                                           -                  -



        The accompanying notes are an integral part of these consolidated financial statements

                            PATCH INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                NOVEMBER 30, 2004
                            (Stated in U.S. Dollars)
                                   (Unaudited)


1.    BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

      The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2004, has been omitted. The results of operations for the six-month period ended November 30, 2004 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2005.

      As of November 30, 2004, the Company had not reached a level of operations, which would finance day-to-day activities. These interim consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management intends to support the Company by exercising stock options and/or warrants, advancing funds necessary or raising funds through private placements until the Company can achieve a profitable level of operations.

      The Company incurred losses from operations of $529,796 and $61,519 for the six-month periods ended November 30, 2004 and 2003, respectively and has accumulated losses of $1,168,114 since inception. At November 30, 2004 the Company had a working capital deficiency of $438,202 (May 31, 2004 - $288,736). These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.    RECENT PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "SHARE BASED PAYMENT". SFAS 123R is a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION", and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "ACCOUNTING FOR EQUITY INSTRUMENTS THAT ARE ISSUED TO OTHER THAN EMPLOYEES FOR ACQUIRING, OR IN CONJUNCTION WITH SELLING, GOODS OR SERVICES". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "EMPLOYERS' ACCOUNTING FOR EMPLOYEE STOCK OWNERSHIP PLANS". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions).

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004
(Stated in U.S. Dollars)
(Unaudited)


2.    RECENT PRONOUNCEMENTS (CONTINUED)

      That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005.

      In December 2004, FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB OPINION NO. 29". The guidance in APB Opinion No. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

      In December 2003, the United States Securities and Exchange Commission issued Staff Accounting Bulletin No. 104, "REVENUE Recognition" ("SAB 104"), which supersedes SAB 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS". The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, "ACCOUNTING FOR REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES". While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company's financial statements.

      In May 2003, FASB issued SFAS No. 150, "ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The requirements of SFAS No. 150 apply to issuers' classification and measurement of freestanding financial instruments, including those that comprise more than one option or forward contract. SFAS No. 150 does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of non-public entities. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

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

         o the existence of a large minority voting interest in the combined entity;
         o  control of the board of the combined entity; and
         o  domination of the senior management of the combined entity.

      Accordingly, the transaction, which is referred to as a "reverse takeover", has been treated for accounting purposes as an acquisition by Patch of the net assets and liabilities of Praxis. Because Patch is deemed to be the purchaser for accounting purposes, these consolidated financial statements are presented as a continuation of Patch and include the results of operations of Patch since incorporation on February 11, 2002, and the results of operations of Praxis since the date of acquisition on March 15, 2004. The comparative figures for the six-month period ended November 30, 2003, are the results of operations of Patch Energy Inc. solely.

      Praxis had net assets of $1,470,975 at the acquisition date; therefore, the 18,232,625 shares of common stock issued on acquisition were issued at a fair value of $1,470,975. Accordingly, Praxis' net assets are included in the consolidated balance sheet at their previously recorded amounts.

      The acquisition is summarized as follows:

           Cash                                         $      1,034
             Available for sale securities                 1,623,000
             Accounts payable, and accrued
           liabilities                                      (115,216)
             Due to related parties                          (37,843)
                                                      -----------------

           Net assets acquired                          $  1,470,975
                                                      =================

4.    TRADING SECURITIES

                                                                              November 30,          May 31,
                                                                                      2004             2004
                                                                          ----------------------------------
      Trading Securities, NIL common shares (market value $NIL)
      (May 31, 2004 - 944,450 common shares (market value $28,334))        $             -    $      28,334
                                                                          ==================================

      During the six-month period ended November 30, 2004, the Company purchased 65,000 common shares of Fairchild International Corporation ("Fairchild") for $1,665, and sold 1,009,450 common shares of Fairchild for proceeds of $14,058.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004
(Stated in U.S. Dollars)
(Unaudited)


5.    AVAILABLE-FOR-SALE SECURITIES

      The Company owns approximately a 8.6% equity interest in Pharmaxis Ltd., an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 10, 2005. The Company has recognized a discount from quoted market value of securities held for resale due to the following factors: lack of marketability of the Company's holdings due to the trading restriction to November 2005, the ability to dispose of large - block holdings in a timely manner, and the risk associated with an investment in a startup company engaged in research and development. At November 30, 2004, the discounted market value is recorded at $3,854,000, net of tax of $1,311,000, resulting in an unrealized gain of $2,231,000, which is recorded as other comprehensive income, a separate component of shareholders' equity.

                                              November 30,          May 31,
                                                      2004             2004
                                         -----------------------------------

      11,200,000 ordinary shares         $       3,854,000    $   1,575,000
                                         ===================================


6.    OIL AND GAS INTERESTS

                                                                   November 30,           May 31,
                                                                           2004              2004
                                                                -----------------------------------
      Proved oil and gas properties and related equipment
        - California, USA                                           $    15,638      $     15,638
        - Saskatchewan, Canada                                          184,853           184,472
      ---------------------------------------------------------------------------------------------
                                                                        200,491           200,110
      Non-producing oil and gas properties
        - Texas, USA                                                     34,385             2,816
      ---------------------------------------------------------------------------------------------
                                                                        234,876           202,926
      Accumulated depletion and impairment                             (121,417)          (72,486)
      ---------------------------------------------------------------------------------------------
      Balance, end of period                                        $   113,459      $    130,440
      =============================================================================================

      Oil and Gas Interests - California, USA

      The Company has 0.75 of 1% of an interest in four test wells in Tehama County, California as consideration for providing a loan to Fairchild International Corporation ("Fairchild"). On December 15, 2004, the Company agreed with Fairchild to relinquish its interest in these test wells.

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

6.    OIL AND GAS INTERESTS (CONTINUED)

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

      Oil and Gas Interests - Ukraine

      The Company signed a Memorandum of Understanding with Firma HAS to drill several wells in the oil and gas fields of Chernigivska, Sumska, Poltavaska and Kharkivska regions of Ukraine which have been approved by the Ukrainian government.

7.    RELATED PARTY TRANSACTIONS

      a) The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At November 30, 2004, amounts owing of $298,649 (May 31, 2004 - $250,388) were due to related parties.

      b) Effective February 11, 2003, the Company entered into two management services agreements for administration fees with directors and officers. The payments due under these agreements are $85,000 per annum for 2 years. During the six-month period ended November 30, 2004, $42,500 in related party administration fees were charged to operations (2003 - $42,500).

      c) The Company entered into management agreements for administration fees aggregating $6,500 per month commencing December 31, 2002 to November 30, 2005 with directors and officers. An agreement which had required payments of $2,500 per month was terminated effective December 31, 2003. Under the remaining agreement, $24,000 in related party administration fees were charged to operations during the six-month period ended November 30, 2004 (2003 - $NIL).

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

8.    COMMON STOCK

      Share purchase warrants are outstanding to purchase 895,625 shares of common stock at a price of $0.12 per share on or before January 6, 2006.

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

      During the six-month period ended November 30, 2004, the Company issued 521,640 shares of common stock at $0.10 per share in extinguishment of debt totaling $52,164, and issued 757,000 shares of common stock pursuant to stock option exercises at $0.07 per share in extinguishment of debt totaling $52,990.


      A summary of the Company's stock option activity is as follows:


                                                         November 30, 2004
                                                  ------------------------------
                                                                        Weighted
                                                             Number      Average
                                                                 of     Exercise
                                                            Options        Price
                                                  ------------------------------

              Balance, beginning of period                4,405,000       $ 0.12
              Issued                                      6,428,570       $ 0.07
              Cancelled/Forfeited                          (700,000)      $ 0.14
              Exercised                                  (4,278,570)      $ 0.07
                                                  ------------------------------

              Balance, end of period                      5,855,000       $ 0.13
                                                  ==============================



      During the nine-month period ended November 30, 2004, 1,375,000 stock options were repriced from $0.165 to $0.07 per share.

      As at November 30, 2004, the following options are outstanding:

                                           OUTSTANDING                                    EXERCISABLE
                        --------------------------------------------------    ------------------------------------
                                                Weighted                                                 Weighted
                                                 Average         Weighted                                 Average
                               Number          Remaining          Average               Number           Exercise
              Exercise             of        Contractual         Exercise                   of              Price
                 Price         Shares       Life (years)            Price               Shares           Weighted
      --------------------------------------------------------------------    ------------------------------------
      $   0.055 - 0.10      5,855,000               3.58           $ 0.07            5,855,000             $ 0.07
                        --------------------------------------------------    ------------------------------------
                            5,855,000               3.58           $ 0.07            5,855,000             $ 0.07
                        ==================================================    ====================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004
(Stated in U.S. Dollars)
(Unaudited)

8.    COMMON STOCK (CONTINUED)

      The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned. During the nine-month period ended November 30, 2004, stock-based compensation of $144,399 was recorded on 5,828,570 stock options; 4,828,570 stock options priced at $0.07 per share and 1,000,000 stock options priced at $0.055 per share.

      Had compensation cost been recognized on the basis of fair value, pursuant to Statement of Financial Accounting Standards No. 123, net loss and loss per share would have been as follows:

                                                                 Three months ended          Six months ended
                                                                    November 30,               November 30,

                                                                 2004         2003          2004          2003
      Net Loss - as reported                                 $ (377,905)  $  (41,036)   $ (529,796)   $  (61,819)
        Add: Stock-based compensation expense
        included in net loss - as reported                      144,399            -       144,399             -
        Deduct: Stock-based compensation expense
        determined under fair value method                     (178,294)           -      (178,294)            -
                                                           -------------------------------------------------------
      Net Loss - Pro-Forma                                   $ (411,800)  $  (41,036)   $ (563,691)    $ (61,189)
                                                           =======================================================

      Basic and Diluted net loss per share - as reported     $    (0.01)  $    (0.00)   $    (0.01)    $   (0.00)
                                                           -------------------------------------------------------
      Basic and Diluted net loss per share - Pro-Forma       $    (0.01)  $    (0.00)   $    (0.01)    $   (0.00)
                                                           =======================================================

      The fair value of each option granted during the six months ended November 30, 2004 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 175%, risk free interest rate of 2.35%, and weighted average expected option terms of 1.26 years.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2004
(Stated in U.S. Dollars)
(Unaudited)


9.    ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                            Three months ended          Six months ended
                                                               November 30,               November 30,

                                                           2004          2003          2004          2003
      Net Loss for the period                         $   (377,905)  $  (41,036)  $  (529,796)   $  (61,819)
      Unrealized holding gain arising
      during the period                                  1,421,000            -     2,279,000             -
                                                     --------------------------------------------------------
      Comprehensive income (loss) for
      the period                                      $  1,043,095   $  (41,036)  $ 1,749,204    $  (61,819)
                                                     ========================================================

10.   PROPOSED ACQUISITION

      The Company signed a letter of intent dated June 30, 2004 with Greenlab Agronomics Inc. ("Greenlab"), a private company, to acquire 100% of the issued and outstanding shares of Greenlab. Greenlab produces bio-fuels such as ethanol from its organic agricultural produces. Its current major operational activities are in the Ukraine. During the six-month period ended November 30, 2004, the Company advanced $21,000 towards the cost of the proposed acquisition, but the Company decided not to proceed with the acquisition. Accordingly, the Company wrote off these costs to operations during the period.


11.   COMMITMENT

      The Company entered into a letter of intent with Mr. Danilo Mancin ("Mancin") to jointly pursue commercial opportunities in Algeria and Libya. As consideration for Mancin's services, the Company agreed to pay $3,000 per month up to the earlier of March 31, 2005 or the date on which a commercial transaction is entered into subject to specified terms as described in the service agreement, and issue stock options to acquire 400,000 common shares of the Company at an exercise price of $0.07 per share for a term of 5 years. The Company also agreed to issue 2,500,000 common shares upon execution of the first agreement, and a further 2,500,000 common shares upon completion of the first transaction.


12.   SUBSEQUENT EVENT

      The Company granted 200,000 stock options exercisable on the date of granting at $0.055 per share exercisable on or before December 1, 2009.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2004. The Company generated $21,063 in oil and gas revenues for the three months ended November 30, 2004, a decrease of $11,161 or 34.6% from the comparable 2003 period. The decrease was due to decreased production from its Saskatchewan properties. While oil and gas production, royalties and other expenses also decreased from $8,924 in 2003 to $6,909 in 2004, Patch's oil and gas operations were more profitable in 2003 than in 2004.

Expenses, other than oil and gas production expenses, were $392,059 for the quarter ended November 30, 2004, as compared to non-oil and gas production expenses of $64,336 for the comparable 2003 period, an increase of $327,723 or 509.4%. The increase in expenses is due primarily to higher stock-based compensation, consulting, investor relations, depletion, depreciation and impairment, professional fees, general and administrative, and related party administration expenses. With the completion of the business combination in March 2004, Patch essentially became a public company as of that time. As a public company, greater expenses for items such as consulting, investor relations, general and administrative, and related party administration functions have been incurred.

As a result of the significantly increased expenses for the quarter ended November 30, 2004, the net loss was $377,905, an increase of $336,869 (820.9%) over the loss for 2003 of $41,036.

SIX MONTHS ENDED NOVEMBER 30, 2004. The Company generated $43,786 in oil and gas revenues for the six months ended November 30, 2004, a decrease of $6,902 or 12.2% from the comparable 2003 period. The decrease was due to decreased production from its Saskatchewan properties. While oil and gas production, royalties and other expenses also decreased from $18,418 in 2003 to $17,276 in 2004, Patch's oil and gas operations were more profitable in 2003 than in 2004.

In addition, the Company recorded $19,511 in gain on sale of trading securities in 2003. No such gains were reported in 2004.

Expenses, other than oil and gas production expenses, were $556,306 for the six months ended November 30, 2004, as compared to non-oil and gas production expenses of $112,490 for the comparable 2003 period, an increase of $443,816 or 394.5%. The increase in expenses is due primarily to higher stock-based compensation, consulting, investor relations, depletion, depreciation and impairment, professional fees, general and administrative, and related party administration expenses. With the completion of the business combination in March 2004, Patch essentially became a public company as of that time. As a public company, greater expenses for items such as consulting, investor relations, general and administrative, and related party administration functions have been incurred.

Also during the six months ended November 30, 2004, the Company recorded $21,000 on the loss from a write-off of a proposed acquisition.

As a result of the significantly increased expenses for the six months ended November 30, 2004, the net loss was $529,796, an increase of $468,277 (761.2%) over the loss for 2003 of $61,519.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private sale of its securities and advances from related parties, as revenues generated are not yet sufficient to cover operating expenses.

For the six months ended November 30, 2004, cash used in operating activities was $93,812. Financing activities provided cash of $79,260, consisting of proceeds from the sale of common stock, during this period. In addition, $11,570 was used in investing activities, primarily towards the proposed acquisition. In comparison, in 2003, operating activities used cash of $39,034 and investing activities used cash of $6,131.

At November 30, 2004, the Company had cash of $12,491 and a working capital deficit of $438,202. This compares to cash of $38,613 and a working capital deficit of $288,736 at May 31, 2004. The decrease in working capital was due primarily to the decrease in current assets, which were used for operating expenses during the six-month period.

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

PLAN OF OPERATION

The Company's strategy is to diversify its oil and gas operations. While it continues to pursue promising properties and opportunities in Canada, it is also pursuing opportunities in Ukraine, Algeria, and Libya. The Company anticipates that it will take a few years to develop such opportunities. Therefore it will probably pursue the first of such opportunities to develop and not pursue opportunities in each country.

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


ITEM 3.  CONTROLS AND PROCEDURES

On November 30, 2004, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

             Not Applicable.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

             During the quarter ended November 30, 2004, 3,428,570 shares of common stock were sold for $240,250 pursuant to the exercise of outstanding stock options to 6 persons who were consultants to or employees of the Company.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES

             Not Applicable.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             Not Applicable.

ITEM 5.      OTHER INFORMATION

             Not Applicable.

ITEM 6.      EXHIBITS


--------------------------------------------------------------------------------
                                                                      SEQUENTIAL
REGULATION                                                               PAGE
S-B NUMBER                        EXHIBIT                               NUMBER
--------------------------------------------------------------------------------
   2.1       Stock Exchange Agreement with Micronetics, Inc. (1)          N/A
--------------------------------------------------------------------------------
   2.2       Arrangement Agreement made among Praxis Pharmaceuticals      N/A
             Inc. and Patch Energy Inc. dated as of October 20, 2003
             (2)
--------------------------------------------------------------------------------
   2.3       Articles of Merger Merging Praxis Pharmaceuticals Inc.,      N/A
             a Utah Corporation, in to Patch International Inc., a
             Nevada Corporation (3)
--------------------------------------------------------------------------------
   3.1       Articles of Incorporation, as amended (4)                    N/A
--------------------------------------------------------------------------------
   3.2       Bylaws (4)                                                   N/A
--------------------------------------------------------------------------------
  10.1       1999 Stock Option Plan (1)                                   N/A
--------------------------------------------------------------------------------
  10.2       Termination of License and Research & Development            N/A
             Agreement dated February 28, 2001 between Praxis
             Pharmaceuticals Inc. and Fairchild International
             Corporation (5)
--------------------------------------------------------------------------------
  10.3       Amendment to Termination Agreement between Praxis            N/A
             Pharmaceuticals Inc. and Fairchild International Inc. (6)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                                                      SEQUENTIAL
REGULATION                                                               PAGE
S-B NUMBER                        EXHIBIT                               NUMBER
--------------------------------------------------------------------------------
  10.4       Shareholders Agreement dated August 23, 2002 among           N/A
             Praxis Pharmaceuticals Inc., Perpetual Trustees Nominees
             Limited, Rothschild Bioscience Managers Limited, CM
             Capital Investments Pty Ltd, CIBC Australia VC Fund LLC,
             Mooroolbark Technology Pty Ltd, The Australian National
             University and Pharmaxis Pty Ltd, Dr. William Cowden and
             Dr. Brett Cowden (6)
--------------------------------------------------------------------------------
  10.5       Management services agreement with David Stadnyk dated       N/A
             December 1, 2002 (7)
--------------------------------------------------------------------------------
  10.6       Management services agreement with Winston Cabell dated      N/A
             December 1, 2002 (7)
--------------------------------------------------------------------------------
  10.7       Assignment of Invention with Clearcoll Pty Limited           N/A
             dated February 11, 2003 (7)
--------------------------------------------------------------------------------
  10.8       Letter agreement dated March 14, 2003 amending               N/A
             Terminations Agreement with Fairchild International
             Corporation (7)
--------------------------------------------------------------------------------
  10.9       Management services agreement between Patch Energy Inc.      N/A
             and David Stadnyk dated February 11, 2002 (4)
--------------------------------------------------------------------------------
  10.10      Letter agreement dated February 18, 2004 regarding           N/A
             Termination Agreement with Fairchild International
             Corporation (4)
--------------------------------------------------------------------------------
  10.11      2004 Stock Option Plan (8)                                   N/A
--------------------------------------------------------------------------------
    21       Subsidiaries of the registrant (1)                           N/A
--------------------------------------------------------------------------------
  31.1       Rule 13-14(a) Certification of Principal Executive            20
             and Financial Officer
--------------------------------------------------------------------------------
  32.1       Certification Pursuant to 18 U.S.C. Section 1350              21
             as Adopted Pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002
--------------------------------------------------------------------------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004.
(3) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated June 15, 2004.
(4) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004.
(5) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated February 28, 2001.
(6) Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(7) Incorporated by reference to the exhibits filed to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2003.
(8) Incorporated by reference to the exhibits filed with the registration statement on Form S-8, file no. 333-120277.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATCH INTERNATIONAL INC.
                                       (Registrant)


Date: January 18, 2005                 By: /s/ David Stadnyk
                                          --------------------------------------
                                              David Stadnyk, President
                                              (Principal financial officer)