Form 10QSB
period 2005-02-28
PATCH INTERNATIONAL INC/CN
filed 2005-04-14
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2005

[  ]     TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
         For the transition period from ________________ to __________________


                         Commission file number 0-28627


                            PATCH INTERNATIONAL INC.
        (Exact name of small business issuer as specified in its charter)


                    NEVADA                               87-0393257
(State or other jurisdiction of incorporation           (IRS Employer
               or organization)                       Identification No.)


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

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
        (2) has been subject to such filing requirements for the past 90
                               days. Yes   X    No
                                        ------    ------

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            46,988,641 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                FEBRUARY 28, 2005


 Transitional Small Business Disclosure Format (check one);  Yes       No   X
                                                                -----    ------

PATCH INTERNATIONAL INC.
February 28, 2005
(Unaudited)
                                                                           Index

Consolidated Balance Sheets                                                  3

Consolidated Statements of Operations                                        4

Consolidated Statements of Cash Flows                                        4

Notes to the Consolidated Financial Statements                               6

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(Unaudited)


-----------------------------------------------------------------------------------------------------------------------

                                                                                    February 28,               May 31,
                                                                                            2005                  2004
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash                                                                       $         20,457      $         38,613
     Accounts receivable                                                                  21,161                35,327
     Trading securities (Note 4)                                                               -                28,334
     Prepaid expenses and other                                                            2,457                71,330
-----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                      44,075               173,604
Property and equipment                                                                     2,269                     -
Oil and gas interests (successful efforts method) (Note 6)                               109,002               130,440
Available-for-sale securities (Note 5)                                                 5,766,000             1,575,000
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                    $      5,921,346      $      1,879,044
=======================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                                   $        176,985      $        211,952
     Due to related parties (Note 7)                                                     331,953               250,388
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                                508,938               462,340
-----------------------------------------------------------------------------------------------------------------------

Going Concern and commitments (Notes 1, 10 and 11)

STOCKHOLDERS' EQUITY

Preferred stock:
10,000,000 preferred shares authorized with par value of $0.001 per share;
none issued and outstanding                                                                    -                     -

Common stock:
100,000,000 common shares authorized with par value of $0.001 per share;
46,988,641 shares issued and outstanding (May 31, 2004 - 40,288,431 shares)               46,989                40,288

Additional paid-in capital                                                             2,675,220             2,062,733

Stock subscriptions receivable                                                           (76,500)                    -

Accumulated other comprehensive income (loss)  (Note 9)                                4,143,000               (48,000)

DEFICIT                                                                               (1,376,301)             (638,317)
-----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                             5,412,408             1,416,704
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $      5,921,346      $      1,879,044
=======================================================================================================================


              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(Unaudited)


                                                            -----------------------------------------------------------------
                                                              Three months     Three months     Nine months      Nine months
                                                                  ended           ended            ended            ended
                                                              February 28,     February 29,    February 28,     February 29,
                                                                  2005            2004             2005             2004
-----------------------------------------------------------------------------------------------------------------------------
Revenue
     Oil and gas                                              $     26,081     $     44,529    $     69,867     $     94,407
     Gain on sale of trading securities                                  -                -               -            3,122
-----------------------------------------------------------------------------------------------------------------------------
                                                                    26,081           44,529          69,867           97,529
-----------------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting                                                     27,680                -         114,389            4,482
     Depletion, depreciation and impairment                          3,708          102,374          52,769          102,374
     Investor relations                                             71,720                -         148,823                -
     Gain on relinquishment of oil and gas properties              (10,996)               -         (10,996)               -
     General and administrative                                     28,661           11,526          84,081           31,067
     Oil and gas production, royalties and other                     9,414           22,492          26,690           40,911
     Professional fees                                              22,957           19,073          63,141           41,993
     Related party administration                                   33,250           21,250          99,750           63,750
     Stock-based compensation                                       47,875                -         192,274                -
     Loss on write-off of proposed acquisition                           -                -          21,000                -
     Loss on sale of trading securities                                  -               89          15,930                -
-----------------------------------------------------------------------------------------------------------------------------

                                                                   234,269          176,804         807,851          284,577
-----------------------------------------------------------------------------------------------------------------------------

NET LOSS FOR THE PERIOD                                       $   (208,188)    $   (132,275)   $   (737,984)    $   (187,048)
=============================================================================================================================

Net Loss Per Share
     Basic and diluted                                        $      (0.01)    $      (0.01)   $      (0.02)    $      (0.01)

Weighted Average Number Of Common Shares Outstanding
     Basic and diluted                                          45,194,000       20,631,000      43,049,000       20,631,000












              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(Unaudited)

                                                                                -----------------------------------
                                                                                 Nine months          Nine months
                                                                                    ended               ended
                                                                                 February 28,         February 29,
                                                                                     2005                2004
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
   Net loss for the period                                                      $     (737,984)      $    (187,048)
   Add back non-cash items:
      Depletion, depreciation and impairment                                            52,769             102,374
      Loss (gain) on sale of trading securities                                         15,930              (3,122)
      Gain on relinquishment of oil and gas                                            (10,996)
      Stock-based compensation                                                         192,274                   -
      Write-off of proposed acquisition                                                 21,000                   -

   Change in non-cash operating assets and liabilities:
      Decrease (increase) in accounts receivable                                        14,165              11,929
      Decrease (increase) in prepaid expenses and other                                 38,247             (17,830)
      Increase (decrease) in accounts payable and accrued liabilities                  131,937             (54,813)
      INCREASE IN DUE TO RELATED PARTIES                                                92,562              99,986
-------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) OPERATING ACTIVITIES                                               (190,096)            (48,522)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities
   Cash paid for proposed acquisition                                                  (21,000)                  -
   Oil and gas interests                                                                  (381)            (95,352)
   Acquisition of equipment                                                             (2,592)                  -
   Acquisition of trading securities                                                    (1,655)                  -
   PROCEEDS ON SALE OF TRADING SECURITIES                                               14,058              19,002
-------------------------------------------------------------------------------------------------------------------

NET CASH (USED IN) INVESTING ACTIVITIES                                                (11,570)            (76,350)
-------------------------------------------------------------------------------------------------------------------

Cash Flows from Financing Activities
   Subscription funds received                                                               -               1,700
   COMMON STOCK ISSUED FOR CASH                                                        183,510              71,650
-------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                              183,510              73,350
-------------------------------------------------------------------------------------------------------------------

Change in cash for the period                                                          (18,156)            (51,522)

CASH, BEGINNING OF PERIOD                                                               38,613              37,553
-------------------------------------------------------------------------------------------------------------------

CASH, END OF PERIOD                                                             $       20,457       $     (13,969)
===================================================================================================================

NON-CASH FINANCING ITEMS
   Common stock issued for debt                                                 $       52,164       $           -
   Stock options exercised for debt                                                    114,740                   -

SUPPLEMENTAL CASH FLOW INFORMATION
   Taxes paid                                                                   $            -       $           -
   Interest paid                                                                             -                   -


              The accompanying notes are an integral part of these
                        consolidated financial statements

                            PATCH INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                FEBRUARY 28, 2005
                            (Stated in U.S. Dollars)
                                   (Unaudited)


1.   BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

     The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company's consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2004. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2004, has been omitted. The results of operations for the nine-month period ended February 28, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2005.

     As of February 28, 2005, the Company had not reached a level of operations, which would finance day-to-day activities. These interim consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management intends to support the Company by exercising stock options and/or warrants, advancing funds necessary or raising funds through private placements until the Company can achieve a profitable level of operations.

     The Company incurred losses from operations of $737,984 and $187,048 for the nine-month periods ended February 28, 2005 and February 29, 2004, respectively and has accumulated losses of $1,376,301 since inception. At February 28, 2005 the Company had a working capital deficiency of $464,863 (May 31, 2004 - $288,736). These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
 (Stated in U.S. Dollars)
(Unaudited)


2.   RECENT PRONOUNCEMENTS (CONTINUED)

     That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. Management is currently evaluating the impact of this standard on the Company's financial condition and results of operations.

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Stated in U.S. Dollars)
(Unaudited)

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

     The acquisition is summarized as follows:

        Cash                                        $      1,034
        Available for sale securities                  1,623,000
        Accounts payable, and accrued liabilities       (115,216)
        Due to related parties                           (37,843)
                                                    -------------

        Net assets acquired                         $  1,470,975
                                                    =============


4.   TRADING SECURITIES

                                                                 February 28,           May 31,
                                                                         2005              2004
                                                                 -------------------------------
Trading Securities, NIL common shares (market value $NIL)
(May 31, 2004 - 944,450 common shares (market value $28,334))    $          -     $      28,334
                                                                 ===============================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Stated in U.S. Dollars)
(Unaudited)


5.   AVAILABLE-FOR-SALE SECURITIES

     The Company owns approximately an 8.6% equity interest in Pharmaxis Ltd., an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 10, 2005. The Company has recognized a discount from quoted market value of securities held for resale due to the following factors: lack of marketability of the Company's holdings due to the trading restriction to November 2005, the ability to dispose of large - block holdings in a timely manner, and the risk associated with an investment in a startup company engaged in research and development. At February 28, 2005, the discounted market value is recorded at $5,766,000, net of estimated tax of $2,224,000, resulting in an unrealized gain of $4,143,000, which is recorded as other comprehensive income, a separate component of shareholders' equity.

                                               February 28,          May 31,
                                                       2005             2004
                                            ---------------------------------

        11,200,000 ordinary shares          $     5,766,000    $   1,575,000
                                            =================================


6.   OIL AND GAS INTERESTS

                                                               February 28,           May 31,
                                                                       2005              2004
                                                               -------------------------------
     Proved oil and gas properties and related equipment
       - California, USA                                       $     15,638        $   15,638
       - Saskatchewan, Canada                                       184,853           184,472
     -----------------------------------------------------------------------------------------

                                                                    200,491           200,110
     Non-producing oil and gas properties
       - Texas, USA                                                  34,385             2,816
     -----------------------------------------------------------------------------------------
                                                                    234,876           202,926
     Accumulated depletion and impairment                          (125,874)          (72,486)
     -----------------------------------------------------------------------------------------

     Balance, end of period                                    $    109,002        $  130,440
     =========================================================================================

     Oil and Gas Interests - California, USA

     The Company has 0.75 of 1% of an interest in four test wells in Tehama County, California as consideration for providing a loan to Fairchild International Corporation ("Fairchild"). During the period the Company relinquished its interest in these test wells back to Fairchild.

     Oil and Gas Interests - Saskatchewan, Canada

     On May 1, 2002, the Company acquired a 12.5% working interest in ten test wells located in Saskatchewan by incurring 15.625% of the costs. The Company entered into a participation agreement with Fairchild International Corporation ("Fairchild") whereby Fairchild will earn one third of the Company's interest in the ten test wells by incurring one third of the associated costs. The Company agreed to participate in a second set of nine test wells in Saskatchewan, Canada, by agreeing to incur 15.625% of the costs to earn a 12.5% working interest. Fairchild will also earn the right to earn 1.75% of the Company's interest by incurring 2.5% of the associated costs. The Company entered into a participation agreement dated November 5, 2003 with Fairchild where the Company granted to Fairchild a 6.75% interest in any subsequent wells to be drilled on the Farmout Lands pursuant to a Farmout Agreement, as detailed above, in consideration of incurring 8.4375% of the costs associated with any such subsequent wells. During the period Fairchild relinquished its interest in all the above wells back to the Company.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Stated in U.S. Dollars)
(Unaudited)

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

     The Company entered into a sub-participation agreement dated November 6, 2003, with respect to the PB Energy Agreement, with Fairchild, where the Company agreed to grant to Fairchild a 1.875% interest in a Test Well and the Program Lands in consideration of incurring 1.875% of the costs.

     Oil and Gas Interests - Ukraine

     The Company signed a Memorandum of Understanding with Firma HAS to drill several wells in the oil and gas fields of Chernigivska, Sumska, Poltavaska and Kharkivska regions of Ukraine which have been approved by the Ukrainian government. No costs have been incurred to date.

7.   RELATED PARTY TRANSACTIONS

     a) The Company shares office facilities and has common management and directorships with a number of public and private corporate related parties. The Company is charged for office rentals and administrative services on a proportional cost basis. Management believes that the methods of cost allocations and resultant costs are reasonable. Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At February 28, 2005, amounts owing of $331,953 (May 31, 2004 - $250,388) were due to related parties.

     b) Effective February 11, 2003, the Company entered into two management services agreements for administration fees with directors and officers. The payments due under these agreements are $85,000 per annum for 2 years. During the nine-month period ended February 28, 2005, $63,750 in related party administration fees were charged to operations (2004 - $63,750).

     c) The Company entered into management agreements for administration fees aggregating $6,500 per month commencing December 31, 2002 to November 30, 2005 with directors and officers. An agreement which had required payments of $2,500 per month was terminated effective December 31, 2003. Under the remaining agreement, $36,000 in related party administration fees were charged to operations during the nine-month period ended February 28, 2005 (2004 - $NIL).

8.   COMMON STOCK

     Share purchase warrants are outstanding to purchase 895,625 shares of common stock of the Company at a price of $0.12 per share on or before January 6, 2006.

     The Company is proposing the distribution of a stock dividend on a pro rata basis of a total of 5,600,000 of the shares, or the proceeds, of its investment in Pharmaxis Ltd. ("Pharmaxis"), on or after November 15, 2005, being the date that the escrow restrictions attaching to such shares expire. For every 7.239 shares of Patch, one share of Pharmaxis or its cash equivalent will be distributed.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Stated in U.S. Dollars)
(Unaudited)

     The directors of the Company have fixed July 30, 2004 as the record date for determining shareholders entitled to participate in such distribution. The record date is subject to receiving all required regulatory approvals and fulfilling all necessary statutory requirements in order to permit the distribution to occur.

     During the nine-month period ended February 28, 2005, the Company issued 521,640 shares of common stock at $0.10 per share in extinguishment of debt totaling $52,164, and issued 1,735,570 shares of common stock pursuant to stock option exercises in extinguishment of debt totaling $114,740.


     A summary of the Company's stock option activity is as follows:


                                                       February 28, 2005
                                                 ----------------------------
                                                                    Weighted
                                                        Number       Average
                                                            of      Exercise
                                                       Options         Price
                                                 ----------------------------

         Balance, May 31, 2004                       4,405,000        $ 0.12
         Issued                                     10,228,570        $ 0.06
         Cancelled/Forfeited                          (700,000)       $ 0.14
         Exercised                                  (6,178,570)       $ 0.06
                                                 ---------------------------

         Balance, February 28, 2005                  7,755,000       $ 0.07
                                                 ===========================



     During the nine-month period ended February 28, 2005, 1,375,000 stock options were repriced from $0.165 to $0.07 per share.

     As at February 28, 2005, the following options are outstanding:

                                          OUTSTANDING                                    EXERCISABLE
                       --------------------------------------------------    ------------------------------------
                                               Weighted                                                 Weighted
                                                Average         Weighted                                 Average
                              Number          Remaining          Average               Number           Exercise
             Exercise             of        Contractual         Exercise                   of              Price
                Price         Shares       Life (years)            Price               Shares           Weighted
     --------------------------------------------------------------------    ------------------------------------
     $   0.045 - 0.10      7,755,000               3.65           $ 0.07            7,755,000             $ 0.07
                       --------------------------------------------------    ------------------------------------

                           7,755,000               3.65           $ 0.07            7,755,000             $ 0.07
                       ==================================================    ====================================

     The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "Accounting for Stock Issued to Employees", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "Accounting for Stock Based Compensation". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned. During the nine-month period ended February 28, 2005, stock-based compensation for consultants amounting to $192,274 was recorded on 9,428,570 stock options; 4,828,570 stock options priced at $0.07 per share, 1,000,000 stock options priced at $0.055 per share and 3,600,000 stock options at $0.045 per share.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Stated in U.S. Dollars)
(Unaudited)


     Had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net loss and loss per share would have been as follows:


                                                         Three months    Three months     Nine months     Nine months
                                                             ended          ended            ended           ended
                                                         February 28,    February 29,     February 28,    February 29,
                                                             2005            2004             2005            2004
     Net Loss - as reported                             $   (208,188)   $   (132,275)    $   (737,984)   $   (187,048)
        Add: Stock-based compensation expense included
        in net loss - as reported                             47,875               -          192,274               -
        Deduct: Stock-based compensation expense
        determined under fair value method                   (47,875)              -         (226,169)              -
                                                        ---------------------------------------------------------------

     Net Loss - Pro-Forma                               $   (208,188)   $   (132,275)    $   (771,879)   $   (187,048)
                                                        ===============================================================


     Basic and Diluted net loss per share - as reported $      (0.01)   $      (0.01)    $      (0.02)   $      (0.01)
                                                        ---------------------------------------------------------------

     Basic and Diluted net loss per share - Pro-Forma   $      (0.01)   $      (0.01)    $      (0.02)   $      (0.01)
                                                        ===============================================================

     The fair value of each option granted during the nine months ended February 28, 2005 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 179%, risk free interest rate of 2.46%, and weighted average expected option terms of 1 year.

9.   ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

                                                         Three months    Three months     Nine months     Nine months
                                                             ended          ended            ended           ended
                                                         February 28,    February 29,     February 28,    February 29,
                                                             2005            2004             2005            2004

     Net Loss for the period                            $   (208,188)   $   (132,275)    $   (737,984)   $   (187,048)
     Unrealized holding gain arising during the period      1,912,000              -        4,191,000               -
                                                        --------------------------------------------------------------

     Comprehensive income (loss) for the period         $  1,703,812    $   (132,275)    $  3,453,016    $   (187,048)
                                                        ==============================================================

10.  COMMITMENT

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2005
(Stated in U.S. Dollars)
(Unaudited)


11.  SUBSEQUENT EVENTS

     a) The Company received proceeds of $71,500 upon the exercise of 1,200,000 stock options as follows; 700,000 shares of common stock at $0.07 per share and 500,000 shares of common stock at $0.045 per share.

     b) The Company signed a Memo of Understanding with Carthago Oil Company, Tunisia, for the right to acquire 40% of an oil and gas interest in Northern Tunisia by committing approximately $4,000,000 to fund a work program which includes the drilling of one well. The Company has until April 30, 2005 to sign a farm-in agreement and until June 30, 2005 to reach a transfer agreement and joint operating agreement.

     c) The Company signed a participation agreement to participate in a gas project located in Alberta, Canada. The Company acquired a 25% working interest in the project, which consists of one initial well, with the potential to drill multiple wells if the first well is successful.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2005. The Company generated $26,081 in oil and gas revenues for the three months ended February 28, 2005, a decrease of $18,448 or 41.4% from the comparable 2004 period. The decrease was due to decreased production from its Saskatchewan properties. While oil and gas production, royalties and other expenses also decreased from $22,492 in 2004 to $9,414 in 2005, Patch's oil and gas operations were more profitable in 2004 than in 2005.

Expenses, other than oil and gas production expenses, were $224,855 for the quarter ended February 28, 2005, as compared to non-oil and gas production expenses of $154,312 for the comparable 2004 period, an increase of $70,543 or 45.7%. The increase in expenses is due primarily to higher stock-based compensation, consulting, investor relations, professional fees, general and administrative, and related party administration expenses. With the completion of the business combination in March 2004, Patch essentially became a public company as of that time. As a public company, greater expenses for items such as consulting, investor relations, general and administrative, and related party administration functions have been incurred.

As a result of the significantly increased expenses for the quarter ended February 28, 2005, the net loss was $208,188, an increase of $75,913 (57.4%) over the loss for 2004 of $132,275.

NINE MONTHS ENDED FEBRUARY 28, 2005. The Company generated $69,867 in oil and gas revenues for the nine months ended February 28, 2005, a decrease of $24,540 or 26.0% from the comparable 2004 period. The decrease was due to decreased production from its Saskatchewan properties. While oil and gas production, royalties and other expenses also decreased from $40,911 in 2004 to $26,690 in 2005, Patch's oil and gas operations were more profitable in 2004 than in 2005.

In addition, the Company recorded $3,122 in gain on sale of trading securities in 2004. No such gains were reported in 2005.

Expenses, other than oil and gas production expenses, were $781,161 for the nine months ended February 28, 2005, as compared to non-oil and gas production expenses of $243,666 for the comparable 2004 period, an increase of $537,495 or 220.6%. The increase in expenses is due primarily to higher stock-based compensation, consulting, investor relations, depletion, depreciation and impairment, professional fees, general and administrative, and related party administration expenses. With the completion of the business combination in March 2004, Patch essentially became a public company as of that time. As a public company, greater expenses for items such as consulting, investor relations, general and administrative, and related party administration functions have been incurred.

Also during the nine months ended February 28, 2005, the Company recorded $21,000 on the loss from a write-off of a proposed acquisition.

As a result of the significantly increased expenses for the nine months ended February 28, 2005, the net loss was $737,984, an increase of $550,936 (294.5%) over the loss for 2004 of $187,048.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the primary source of funding for the Company's operations has been the private sale of its securities and advances from related parties, as revenues generated are not yet sufficient to cover operating expenses.

For the nine months ended February 28, 2005, cash used in operating activities was $190,096. Financing activities provided cash of $183,510, consisting of proceeds from the sale of common stock, during this period. In addition, $11,570 was used in investing activities, primarily towards the proposed acquisition. In comparison, in 2004, operating activities used cash of $48,522 and investing activities used cash of $76,350.

At February 28, 2005, the Company had cash of $20,457 and a working capital deficit of $464,863. This compares to cash of $38,613 and a working capital deficit of $288,736 at May 31, 2004. The decrease in working capital was due primarily to the decrease in current assets, which were used for operating expenses during the nine-month period.

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


ITEM 3.  CONTROLS AND PROCEDURES

On February 28, 2005, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            Not Applicable.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

            During the quarter ended February 28, 2005, 2,700,000 shares of common stock were sold for $128,500 pursuant to the exercise of outstanding stock options to 4 persons who were consultants to or employees of the Company.

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

--------------------------------------------------------------------------------
REGULATION                                                            SEQUENTIAL
S-B NUMBER                         EXHIBIT                           PAGE NUMBER
--------------------------------------------------------------------------------
  10.4       Shareholders Agreement dated August 23, 2002 among           N/A
             Praxis Pharmaceuticals Inc., Perpetual Trustees Nominees
             Limited, Rothschild Bioscience Managers Limited, CM
             Capital Investments Pty Ltd, CIBC Australia VC Fund LLC,
             Mooroolbark Technology Pty Ltd, The Australian National
             University and Pharmaxis Pty Ltd, Dr. William Cowden and
             Dr. Brett Cowden (6)
--------------------------------------------------------------------------------
  10.5       Management services agreement with David Stadnyk dated       N/A
             December 1, 2002 (7)
--------------------------------------------------------------------------------
  10.6       Management services agreement with Winston Cabell dated      N/A
             December 1, 2002 (7)
--------------------------------------------------------------------------------
  10.7       Assignment of Invention with Clearcoll Pty Limited           N/A
             dated February 11, 2003 (7)
--------------------------------------------------------------------------------
  10.8       Letter agreement dated March 14, 2003 amending               N/A
             Terminations Agreement with Fairchild International
             Corporation (7)
--------------------------------------------------------------------------------
  10.9       Management services agreement between Patch Energy Inc.      N/A
             and David Stadnyk dated February 11, 2002 (4)
--------------------------------------------------------------------------------
  10.10      Letter agreement dated February 18, 2004 regarding           N/A
             Termination Agreement with Fairchild International
             Corporation (4)
--------------------------------------------------------------------------------
  10.11      2004 Stock Option Plan (8)                                   N/A
--------------------------------------------------------------------------------
    21       Subsidiaries of the registrant (1)                           N/A
--------------------------------------------------------------------------------
  31.1       Rule 13-14(a) Certification of Principal Executive            20
             and Financial Officer
--------------------------------------------------------------------------------
  32.1       Certification Pursuant to 18 U.S.C. Section 1350 as           21
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

                                         PATCH INTERNATIONAL INC.
                                         (Registrant)


Date: April 14, 2005                     By:  /s/ DAVID STADNYK
                                            ------------------------------------
                                              David Stadnyk, President
                                              (Principal financial officer)