Form 10KSB
period 2005-05-31
PATCH INTERNATIONAL INC/CN
filed 2005-09-14
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     FOR THE FISCAL YEAR ENDED MAY 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ------------------   --------------

                         Commission file number: 0-28627

                            PATCH INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

                   NEVADA                               87-0393257
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [X] No

State issuer's revenues for its most recent fiscal year:  $108,411

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $5,707,356 AS OF SEPTEMBER 9, 2005

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 5,356,559 SHARES OF COMMON STOCK AS OF SEPTEMBER 9, 2005

Transitional Small Business Disclosure Format (Check one):  Yes    ; No   X
                                                               ----     -----

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

         Patch's principal business has been the exploration, development and production of oil and natural gas reserves through participation in farmout arrangements where third parties act as the operator of the project. Patch's main focus had been on its assets located in the Kerrobert area in the Province of Saskatchewan, Canada. Principal capital expenditures of Patch through May 31, 2005 have been US$330,291 for the acquisition, exploration, and development of its interests in the oil and gas properties.

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

         A wholly owned Australian subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd. (ACN 082 811 630) was formed in May 1998 as a private company. In October 1999 an equity investment was made in this subsidiary by Rothschild Bioscience Managers Limited (now known as GBS Venture Partners Ltd), which reduced the Company's equity ownership to 35%. The funds raised were used for the development of autoimmune disease research licensed from Anutech Pty Ltd, the development arm of the Australian National University. Praxis-Australia changed its name to "Pharmaxis Ltd" in June 2002. An additional equity investment was made in Pharmaxis in August 2002, which reduced the Company's equity ownership to 19.6%. The Company's equity ownership was further reduced to 10.4% upon completion of an initial public offering by Pharmaxis in November 2003, and currently stands at 8.6%. Pharmaxis is listed on the Australian Stock Exchange under the symbol "PXS". Pharmaxis is a specialist pharmaceutical company committed to the research, development and commercialization of human therapeutic products for chronic respiratory and autoimmune diseases and the development of an improved lung function test.

         The Pharmaxis shares are restricted from trading until November 11, 2005. The Company is proposing the distribution of a dividend of 560,000 of its 11,200,000 Pharmaxis shares on or after November 11, 2005, to shareholders of record as of July 30, 2004.

         A second wholly owned Australian subsidiary, Praxis Pharmaceuticals International Pty. Ltd. (ACN 092 654 870) ("Praxis-International"), was formed on May 2, 2000. Praxis-International was dissolved effective March 3, 2004.

         As of March 15, 2004, the Company consummated the Arrangement Agreement with Patch under which the Company acquired Patch, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Patch is a wholly owned subsidiary of the Company. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. A total of 1,823,262 shares were issued, bringing the issued and outstanding shares of the Company to 3,822,437. David Stadnyk, an officer and director of the Company, controlled approximately two-thirds of the Patch shares, and now controls approximately 21.8% of the outstanding shares of the Company.

         As of July 25, 2005, the Company effected a 1-for-10 reverse split of its common stock. All share amounts have been adjusted to reflect this reverse split unless otherwise noted.

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

EMPLOYEES

         As of August 31, 2005, the Company had 1 full-time employee.

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

         Fairchild has a farmout agreement with Olympic Resources (Arizona) Ltd. giving it a right to earn a 3.75% interest in five test wells. As of January 31, 2004, Fairchild had earned a 3.75% interest in four of the five test wells as a result of which Patch held a 0.75% interest in such wells. Under the terms of the agreement with Fairchild, Patch was to receive its proportionate share of the revenues from such wells once Fairchild has received revenues equal to the costs incurred by Fairchild to earn the interest in the wells. By letter dated December 15, 2004, Patch relinquished its right to its working interest in these wells. For the fiscal years ended May 31, 2005 and 2004, Patch received $213 and $16,792, respectively, in revenues from its 0.75% interest in the four test wells.

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

         The assets cover approximately 40 acres, with the potential of up to 80 drillable locations, as well spacing rules in Saskatchewan allow one-half acre per location. Patch earned a 12.5% working interest in 10 test wells on the properties in January 2003 however it assigned a 4.167% working interest in the 10 test wells to Fairchild, pursuant to the Fairchild First Participation Agreement described below.

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

         As of January 31, 2003, Patch had earned the 12.5% interest in the initial 10 Test Wells and, in connection therewith, incurred $112,809 as its share of the costs associated with the Test Wells. Fairchild has also contributed its 5.208% share of the costs associated with the initial 10 Test Wells, being $37,601 and as a result has earned a 4.167% interest in these wells. As a result, Patch's net interest in the initial 10 test wells is 8.333%.

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

         As of April 15, 2005, Fairchild relinquished its interest in the Kerrobert oil field back to the Company.

BEAR CANYON PROJECT, ALBERTA, CANADA

         By a participation agreement dated March 10, 2005 with Park Place Petroleum Inc., the Company acquired a 25% working interest in the Bear Canyon gas project, located in Northeast Alberta. During the fiscal year ended May 31, 2005, the Company did not incur any expenses on this project.

         The project consisted of one initial well, with the potential to drill multiple wells if the first were to be successful. The formation of primary interest on this property is the Bluesky at a depth of approximately 1,050 meters. The well was spudded on July 15, 2005, but the operator concluded that the well was not economic due to excess water.

MCLEOD PROJECT, ALBERTA, CANADA

         Pursuant to a farmout agreement dated May 30, 2005 with Winstar Resources Ltd. ("Winstar"), the Company acquired a 10% working interest in a test well, known as the "McLeod Project", located in Alberta. The Company is responsible for 10% of the costs. As of May 31, 2005, the Company had incurred $68,155 towards the drilling costs. The Company's working interest is subject to a convertible sliding scale, gross overriding royalty reserved to Winstar of 5%-12% on oil and 12% on natural gas and other petroleum substances.

         The project is approximately 100 miles west of Edmonton, near the town of Edson. The well was spudded on June 3, 2005. Casing was cemented to a total depth of 1,939 TVD meters. There are four zones on the property, which received either, or both oil and gas shows from all of the zones. The well was fraced in late August 2005. The operator believes that a commercial gas well will be viable from the project.

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

         In August 2004, the operator, PB Energy USA, Inc., confirmed a definite gas zone after completing the perforation program on the BB Gayle #1 well. The Jackson formation was perforated below 5,000 feet, coinciding with the dipole sonic log shows and the mud log shows. The operator is presently looking at other zones to find a commercially viable zone. The test well was subsequently shut-in.

         As of April 15, 2005, Fairchild relinquished its interest in Manahuilla Creek Project back to the Company.

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

         In August 2004, Patch signed a memorandum of understanding with Firma HAS to joint venture with respect to several producing oil and gas fields of Chernigivska, Sumska, Poltavaska, and Kharkivska regions of Ukraine, and to further explore these properties for future targets. No costs have been incurred to date.

TUNISIA, NORTH AFRICA

         The Company signed a Memorandum of Understanding with Carthago Oil Company, Tunisia, for the right to acquire 40% of an oil and gas interest in Northern Tunisia by committing approximately $4,000,000 to fund a work program, which includes the drilling of one well. The terms of the Memorandum expired on April 30, 2005.

COMPANY RESERVE ESTIMATES

         No estimates of total, proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency since the beginning of the last fiscal year.

PRODUCTIVE WELLS

         The following summarizes our productive wells as of May 31, 2005. Productive wells are producing wells capable of production. Gross wells are the total number of wells in which we have a working interest. Net wells are the sum of our fractional working interests owned in the gross wells.

AREA            GROSS OIL WELLS   NET OIL WELLS   GROSS GAS WELLS  NET GAS WELLS
----            ---------------   -------------   ---------------  -------------
Saskatchewan          19              2.97              -                -
TOTAL                 19              2.97              -                -
                      ==              ====              =                =

OIL AND GAS ACREAGE

         The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of May 31, 2005. Undeveloped acres are acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. Developed acres are acres, which are spaced or assignable to productive wells. Gross acres are the total number of acres in which we have a working interest. Net acreage is obtained by multiplying gross acreage by our working interest percentage in the properties. The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

                           UNDEVELOPED ACRES             DEVELOPED ACRES
    AREA                GROSS              NET        GROSS              NET
    ----                -----              ---        -----              ---
    Saskatchewan          -                 -          760               2.97
         Total            -                 -          760               2.97
                          =                 =          ===               ====

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

         During the fiscal year ended May 31, 2005, Patch relinquished its rights to its working interest in the East Corning Project in California. The test well in the Manahuilla Creek Project was shut-in as it was not commercially viable.

         Subsequent  to May 31,  2005,  Patch  participated  in the Bear  Canyon
Project and McLeod Project in Alberta, Canada. The Bear Canyon well was not economic and the commercial viability of the McLeod well has not yet been determined.

PRESENT ACTIVITIES

         Patch is currently waiting to see if the McLeod project will be commercially viable. Patch expects to have results by the end of September 2005. Patch is continuing to look at projects in North America, South America, North Africa, Ukraine, and middle eastern countries.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock has been traded on the OTC Bulletin Board since July 23, 1998, except for two periods during which the stock was traded on the "Pink Sheets": March 9, 2000 to November 21, 2000 and June 3, 2003 to January 8, 2004. The trading symbol was changed from "PAII" to "PTII" effective July 25, 2005. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                      BID PRICES

2004 FISCAL YEAR

Quarter ending 08/31/03                    $0.50                        $0.20
Quarter ending 11/30/03                    $1.10                        $0.20
Quarter ending 02/29/04                    $1.40                        $0.80
Quarter ending 05/31/04                    $2.30                        $0.80

2005 FISCAL YEAR

Quarter ending 08/31/04                    $1.65                        $0.56
Quarter ending 11/30/04                    $0.95                        $0.45
Quarter ending 02/29/05                    $1.30                        $0.40
Quarter ending 05/31/05                    $1.30                        $0.56

         On September 9, 2005, the closing bid price for the common stock was $1.37. The number of record holders of the common stock as of September 9, 2005, was 367 according to the Company's transfer agent. Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available therefor.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

         The Company's business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. The Company had not generated any revenues from product sales, royalties or license fees. Due to the inability of the Company to obtain funding and/or partners to pursue its pharmaceutical projects, it decided to seek other business opportunities. As of March 15, 2004, the Company consummated the Arrangement Agreement with Patch under which the Company acquired Patch, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Patch is a wholly owned subsidiary of the Company. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. A total of 18,232,625 shares (1,823,262 post-reverse split shares) were issued, bringing the issued and outstanding shares of the Company to 38,224,372 at that time.

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

ACCOUNTING POLICIES

         The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties and related support equipment, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

         On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated deprecation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. In joint ventured oil and gas exploration and production activities, the accounts reflect only the Company's proportionate interest in such activities.

RESULTS OF OPERATIONS

         The Company generated $97,415 in oil and gas revenues for the 2005 fiscal year, a decrease of $18,048 or 15.6% from fiscal 2004. The decrease was due to decreased production from all of its properties. Oil and gas production, royalties and other expenses also decreased from $108,378 in 2004 to $26,904 in 2005. Costs in 2004 included dry well costs of $57,604 in 2004, as compared to $1,324 in 2005.

         The Company also generated $6,150 in gain on the sale of common shares of Fairchild during fiscal 2004. While the Company did not recognize any gain in 2005, the Company generated $10,996 in gain on relinquishment of oil and gas properties.

         Expenses, other than oil and gas production expenses, were $1,103,970 for fiscal 2005, an increase of $555,863 or 101.4% over fiscal 2004. The Company incurred consulting fees of $178,236 in 2005 as compared to $29,500 in 2004, stock-based compensation of $284,354 in 2005 as compared to $203,400 in 2004 due to equity compensation paid to consultants in lieu of cash. The Company incurred increased professional fees ($98,271 in 2005 as compared to $69,909 in fiscal
2004) and increased investor relations expenses ($189,782 in 2005 as compared to $69,495 in 2004) due to the Company's increased level of activity.

         As a result of the significantly increased expenses in 2005, the net loss for fiscal 2005 was $1,022,463, an increase of $487,591 (91.1%) over the loss for 2004 of $534,872.

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended May 31, 2005, the Company used $307,826 for its operations, as compared to $142,609 for the 2004 fiscal year. This was primarily due to the loss generated in fiscal 2005. The Company also used $79,725 for investing activities in 2005, primarily for oil and gas interests. This compared to using $108,306 in fiscal 2004. Financing activities consisting of the sale of stock provided $477,810 and $251,975 in fiscal 2005 and 2004, respectively.

         At May 31, 2005, the Company's working capital was a deficit of $441,549, as compared to a deficit of $288,736 at May 31, 2004.

         The Company will be dependent upon proceeds from the sale of securities until its operations generate revenues sufficient to cover operating expenses. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company's inability to raise sufficient funds could require it to delay, scale back or eliminate certain activities.

         The report of the Company's independent auditors on the financial statements for the year ended May 31, 2005, includes an explanatory paragraph relating to the uncertainty of the Company's ability to continue as a going concern. The Company has suffered losses from operations. The Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that it will be able to reach a level of operations that would finance its day to day activities.

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


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES.

         On May 31, 2005, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The officers and directors of the Company are as follows:

NAME                               AGE      POSITION

David Stadnyk                      43       President and Treasurer and director

Winston Cabell                     35       Secretary and director

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

KEY CONSULTANT

         ARUN DEY has been the Senior Executive Vice President and Chief Operating Officer of the Company since September 2005. Mr. Dey has been an advisor in the oil and gas industry to several international clients since October 2002. From 1985 to September 2002, he worked for Alberta Energy Company Ltd. (now EnCana

Corporation), of Calgary, Alberta. He held numerous engineering, project management, and management positions during his 18 years with that company. The last position he held was that of president of the South American Ventures Business Unit, Midstream Division. Mr. Dey received a Bachelor of Science degree in chemical engineering in 1971 from Heriot-Watt University, Edinburgh, Scotland, United Kingdom. He is a registered professional engineer in the province of Alberta, Canada.

ADVISORY BOARD OF DIRECTORS

         In May 2005, Khaled Echikh was appointed to the Company's Advisory Board of Directors, as Director of North African Affairs. He is a trained geologist with almost 40 years' experience in North African oil and gas ventures. For the past 10 years, Mr. Echikh worked as an independent consultant in Algeria, Libya, England, and France for several oil and gas companies.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

--------------------------------------------------------------------------------------------------------------------
REPORTING PERSON                                    DATE REPORT DUE                       DATE REPORT FILED
--------------------------------------------------------------------------------------------------------------------
David Stadnyk                                     Form 4 due 11/02/04                         06/09/05
--------------------------------------------------------------------------------------------------------------------
David Stadnyk                                     Form 4 due 02/25/05                         03/08/05
--------------------------------------------------------------------------------------------------------------------
David Stadnyk                                     Form 4 due 04/21/05                         04/22/05
--------------------------------------------------------------------------------------------------------------------
David Stadnyk                                     Form 4 due 06/07/05                         06/09/05
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 05/04/04                         06/09/04
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 05/10/04                         06/09/04
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 05/14/04                         06/09/04
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 06/03/04                         06/09/04
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 07/27/04                         08/11/04
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 07/14/04                         09/24/04
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 08/13/04                         11/04/04
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 11/02/04                         06/09/05
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 01/20/05                         03/07/05
--------------------------------------------------------------------------------------------------------------------
Winston Cabell                                    Form 4 due 03/04/05                         06/09/05
--------------------------------------------------------------------------------------------------------------------

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of the Company's chief executive officers and all executive officers that earned in excess of $100,000 per annum during any part of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                            LONG TERM COMPENSATION
                                ANNUAL COMPENSATION                  --------------------------------------
                                                                              AWARDS             PAYOUTS
                   ------------------------------------------------------------------------------------------------------
                                                         OTHER        RESTRICTED   SECURITIES
    NAME AND                                             ANNUAL          STOCK     UNDERLYING      LTIP        ALL OTHER
    PRINCIPAL                                          COMPENSA-       AWARD(S)     OPTIONS/      PAYOUTS       COMPENSA-
    POSITION         YEAR    SALARY ($)    BONUS ($)     TION($)          ($)       SARS (#)        ($)         TION ($)
-------------------------------------------------------------------------------------------------------------------------
David Stadnyk(1)<F1> 2005     113,583        -0-          -0-            -0-        55,000         -0-          -0-
                     2004     108,000        -0-          -0-            -0-        45,000         -0-          -0-
                     2003       -0-          -0-          -0-          $25,000      75,000         -0-          -0-
-------------------------------------------------------------------------------------------------------------------------
 Brett Charlton      2002       -0-          -0-      $13,124 (3)<F3>    -0-          -0-          -0-          -0-
       (2)<F2>
-------------------------------------------------------------------------------------------------------------------------
-----------------------

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

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES         % OF TOTAL
                               UNDERLYING         OPTIONS/SARS GRANTED
                          OPTIONS/SARS GRANTED      TO EMPLOYEES IN        EXERCISE OR BASE
NAME                               (#)                FISCAL YEAR            PRICE ($/SH)          EXPIRATION DATE
--------------------------------------------------------------------------------------------------------------------
David Stadnyk                    40,000                   3.3%                   $0.70               10/29/2009
                                 15,000                   0.1%                   $0.70               04/19/2010
--------------------------------------------------------------------------------------------------------------------

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------

                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING        VALUE OF UNEXERCISED
                                                                             UNEXERCISED            IN-THE-MONEY
                                                                           OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                              FY-END (#)             FY-END ($)
                          SHARES ACQUIRED ON                                 EXERCISABLE/           EXERCISABLE/
NAME                         EXERCISE (#)         VALUE REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
David Stadnyk                     -0-                    -0-                 100,000/-0-            $16,000/$-0-
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

         As of February 11, 2002, Patch entered into a management services agreement with David Stadnyk. The agreement is for a three-year term commencing February 11, 202 and ending February 11, 2005 and automatically renews for successive terms on a year-to-year basis unless notice of non-renewal is effected by Patch or Mr. Stadnyk. Patch agreed to pay Mr. Stadnyk $60,000 per annum for services provided.

         As of May 1, 2005, the Company entered into a management services agreement with David Stadnyk that superseded the December 1, 2002 agreement. The new agreement is for a term of five years, ending April 30, 2010. The Company agrees to pay Mr. Stadnyk $175,000 per annum for his services to the Company. In connection with the new management services agreement, the Company entered into a change of control agreement as of May 1,

2005, which provides that if a change of control occurs, Mr. Stadnyk shall be entitled to terminate his employment with the Company and receive payment from the Company equal to the greater of (i) the remaining base compensation due to him for the remaining term of the management services agreement or (ii) US$175,000. Such amount is payable in cash or shares of the Company at the option of Mr. Stadnyk. For the purposes of this agreement, change of control is defined as:

         o   the acquisition of 20% or more of the voting power;
         o a consolidation or merger by the Company with or into any person whereby the Company's outstanding shares are changed in any way (other than a transaction which has been approved by the Company's directors;
         o   a change in a majority of the board of director of the Company; or
         o the resignation or removal of a majority of the board of directors other than a transaction or series of transactions which involves a sale of securities or assets of the Company with which Mr. Stadnyk is involved as a purchaser in any manner.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Company's common stock, as of September 9, 2005. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.

            NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED             PERCENT OF CLASS (1)<F1>
David Stadnyk
666 Burrard Street, Suite 1220                              1,268,674 (2)<F2>                     23.2%
Vancouver, BC  V6C 2X8 Canada

Winston Cabell                                               140,050 (3)<F3>                       2.6%
666 Burrard Street, Suite 1220
Vancouver, BC V6C 2X8 Canada
Officers and directors as a group (2 persons)               1,408,724 (4)<F4>                     25.5%
------------

(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from September 9, 2005, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 5,356,559 shares outstanding.

(2)<F2>  Includes 100,000 shares issuable upon the exercise of stock options.

(3)<F3>  Includes 73,000 shares issuable upon exercise of stock options.

(4)<F4>  Includes 173,000 shares issuable upon exercise of stock options.

CHANGES IN CONTROL

         We are not aware of any arrangements that may result in a change in control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of the end of the most recently completed fiscal year, May 31, 2005:

-------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
Plan category                       warrants and rights                rights                   future issuance
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans                 30,000                        $0.56                         -0-
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not             518,000                       $0.71                         -0-
approved by security holders
-------------------------------------------------------------------------------------------------------------------
Total                                     548,000                       $0.70                         -0-
-------------------------------------------------------------------------------------------------------------------

         1999 STOCK OPTION PLAN. On August 30, 1999, the Company's shareholders adopted a 1999 Stock Option Plan under which a total of 169,833 shares were reserved initially for grant to provide incentive compensation to officers and key employees. The number of shares available for grant adjusts annually, commencing on the first day of the next fiscal year to a number equal to 15% of the number of shares outstanding on last day of the fiscal year just completed.

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

         2004 STOCK OPTION PLAN. On October 29, 2004, the Company's Board of Directors adopted a 2004 Stock Option Plan under which incentive stock options and non-qualified stock options to purchase a total of 1,200,000 shares may be granted to employees, and non-employees, such as directors and officers.

         The board of directors administers the Stock Option Plan. Options may be granted for up to 10 years at not less than the fair market value at the time of grant, except that the term may not exceed five years and the price must be 110% of fair market value for any person who at the time of grant owns more than 10% of the total voting power of the Company. Unless otherwise specified in an optionee's agreement, options granted under the Plan shall vest in full immediately. The Plan will remain in effect until the board of directors terminates it, except that no incentive stock option, as defined in Section 422 of the Internal Revenue Code, may be granted after October 29, 2014.

         Options may be  exercised  by payment of the option  price (i) in cash,
(ii) by tender of shares of Company common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the board of directors may approve at the time the option is granted.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         DAVID STADNYK. David Stadnyk and/or companies under his control have advanced sums to the Company from time to time for working capital needs. Interest did not accrue and there was no date established for repayment. At May 31, 2005 and 2004, $342,813 and $239,686, respectively, were owed to directly or indirectly to Mr. Stadnyk.

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

         During the year ended May 31, 2004, the Company sold 776,550 common shares of Fairchild for proceeds of $30,488. The Company also purchased an additional 91,000 common shares of Fairchild at a cost of $3,772. During the year ended May 31, 2005, all of the remaining common shares of Fairchild were sold for proceeds of $14,059.

         The Company entered an assumption and cancellation of debt agreement with Fairchild whereby Cdn$14,213.57 owed by Fairchild to Patch Energy were offset against Cdn$16,028.07 owed by the Company to Fairchild. Fairchild agreed to cancel the remaining debt of Cdn$1,814.50 and relinquish its interests in the Kerrobert oil field and the Manahuilla Creek oil field in consideration for the assumption by the Company of certain debts owed by Fairchild to the following:

         o    Grand Slam Radio, Inc. in the amount of Cdn$6,089.29;
         o    David Stadnyk, in the amount of Cdn$14,316.62;

         o    George Tsafalas in the amount of Cdn$3,491.88; and
         o    Byron Cox in the amount of Cdn$582.89.

         PATCH ENERGY INC. On October 20, 2003, the Company entered into an Arrangement Agreement to acquire Patch. At the time, David Stadnyk owned 69% of the outstanding shares of Patch and was its sole director and President. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. As of September 9, 2005, David Stadnyk controlled approximately 21.8% of the outstanding shares of the Company.


ITEM 13. EXHIBITS.

------------------------------------------------------------------------------------------------------------------
    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
       2.1          Stock Exchange Agreement with Micronetics, Inc. (1)<F1>                              N/A
------------------------------------------------------------------------------------------------------------------
       2.2          Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch               N/A
                    Energy Inc. dated as of October 20, 2003 (2)<F2>
------------------------------------------------------------------------------------------------------------------
       2.3          Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation,          N/A
                    into Patch International Inc., a Nevada Corporation (3)<F3>
------------------------------------------------------------------------------------------------------------------
       3.1          Articles of Incorporation, as amended
------------------------------------------------------------------------------------------------------------------
       3.2          Bylaws
------------------------------------------------------------------------------------------------------------------
       3.3          Certificate of Change Pursuant to NRS 78.209 (4)<F4>                                 N/A
------------------------------------------------------------------------------------------------------------------
       10.1         1999 Stock Option Plan (1)<F1>                                                       N/A
------------------------------------------------------------------------------------------------------------------
       10.2         Shareholders Agreement dated August 23, 2002 among Praxis Pharmaceuticals            N/A
                    Inc., Perpetual Trustees Nominees Limited, Rothschild Bioscience Managers
                    Limited, CM Capital Investments Pty Ltd, CIBC Australia VC Fund LLC,
                    Mooroolbark Technology Pty Ltd, The Australian National University and
                    Pharmaxis Pty Ltd, Dr. William Cowden and Dr. Brett Charlton (5)<F5>
------------------------------------------------------------------------------------------------------------------
       10.3         Management services agreement between Patch Energy Inc. and David Stadnyk            N/A
                    dated February 11, 2002 (6)<F6>
------------------------------------------------------------------------------------------------------------------
       10.4         Letter agreement dated February 18, 2004 regarding Termination Agreement             N/A
                    with Fairchild International Corporation (6)<F6>
------------------------------------------------------------------------------------------------------------------
       10.5         2004 Stock Option Plan (7)<F7>                                                       N/A
------------------------------------------------------------------------------------------------------------------
       10.6         Assumption and Cancellation of Debt agreements with Fairchild International
                    Corporation dated April 15, 2005
------------------------------------------------------------------------------------------------------------------
       10.7         Management services agreement with David Stadnyk dated May 1, 2005
------------------------------------------------------------------------------------------------------------------
       10.8         Change of Control Agreement with David Stadnyk dated May 1, 2005
------------------------------------------------------------------------------------------------------------------
        21          Subsidiaries of the registrant
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
    REGULATION                                                                                        SEQUENTIAL
    S-B NUMBER                                         EXHIBIT                                       PAGE NUMBER
------------------------------------------------------------------------------------------------------------------
       31.1         Rule 13a-14(a) Certification of Principal Executive and Financial Officer
------------------------------------------------------------------------------------------------------------------
       32.1         Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
                    Section 906 of the Sarbanes-Oxley Act of 2002
------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1> Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2)<F2> Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004.
(3)<F3> Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated June 15, 2004.
(4)<F4> Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated July 8, 2005.
(5)<F5> Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(6)<F6> Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004.
(7)<F7> Incorporated by reference to the exhibits filed with the registrant's registration statement on Form S-8, file number 333-120277, filed November 8, 2004.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended May 31, 2005 and 2004, the principal accountants for the Company billed $13,780 and $13,351, respectively, for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB filings of the Company.

AUDIT-RELATED FEES

         There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees" for fiscal years 2005 and 2004.

TAX FEES

         For the fiscal years ended May 31, 2005 and 2004, the principal accountants for the Company billed $640 and $nil for tax compliance, tax advice, and tax planning work for fiscal years 2005 and 2004.

ALL OTHER FEES

         There were no other fees billed by the principal accountants for the Company other than those disclosed above for fiscal years 2005 and 2004.

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

                                        PATCH INTERNATIONAL INC.



Date:  September 13, 2005               By:      /s/ DAVID STADNYK
                                           -------------------------------------
                                             David Stadnyk, President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                   SIGNATURE                                      TITLE                              DATE

                                                  President, Treasurer and director
/s/ DAVID STADNYK                                 (Principal Executive, Financial, and        September 13, 2005
--------------------------------------------
David Stadnyk                                     Accounting Officer)


/s/ WINSTON CABELL                                Secretary and director                      September 13, 2005
--------------------------------------------
Winston Cabell

                        CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 31, 2005
                            (Stated in U.S. Dollars)




                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Patch International Inc.

We have audited the accompanying consolidated balance sheets of Patch International Inc. as of May 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years ended May 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patch International Inc. as of May 31, 2005 and 2004, and the results of their operations and their cash flows for the years ended May 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America

These financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, unless the company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

As  discussed  in  Note  16  to  its  consolidated   financial   statements  the
accompanying consolidated financial statements of Patch International Inc. as of May 31, 2004 and for the year ended have been restated.



Vancouver, B.C.                                   /s/ Morgan & Company

August 10, 2005                                   Chartered Accountants

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)


------------------------------------------------------------------------------------------------------------------------
                                                                                          MAY 31,             MAY 31,
                                                                                            2005               2004
------------------------------------------------------------------------------------------------------------------------
                                                                                                            (RESTATED -
                                                                                                             NOTE 16)
ASSETS

Current Assets
     Cash                                                                           $        128,872   $         38,613
     Accounts receivable                                                                      21,754             35,327
     Trading securities (Note 5)                                                                   -             28,334
     Prepaid expenses and other                                                                1,230             71,330
------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                         151,856            173,604
Property and equipment, net                                                                    2,074                  -
Oil and gas interests (successful efforts method) (Note 7)                                   198,284            130,440
Available-for-sale securities (Note 6)                                                     6,007,000                  1
------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                        $      6,359,214   $        304,045
========================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)

 Current Liabilities
     Accounts payable and accrued liabilities                                       $        250,592   $        211,952
     Due to related parties (Note 8)                                                         342,813            250,388
------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                    593,405            462,340
------------------------------------------------------------------------------------------------------------------------

 Going Concern (Note 1)

STOCKHOLDERS' EQUITY

 Preferred stock:
 1,000,000 preferred shares authorized with par value of $0.001 per share; none
 issued and outstanding                                                                            -                  -

 Common stock:
 10,000,000 common shares authorized (2004 - 100,000,000) with par value of
 $0.001 per share;
 5,101,364 shares issued and outstanding (2004 - 4,028,843 shares)                             5,101              4,028

 Additional paid-in capital                                                                1,418,489            475,994

Stock subscriptions receivable                                                                (4,000)                 -

Accumulated other comprehensive income  (Note 10)                                          6,006,999                  -

 Deficit                                                                                  (1,660,780)          (638,317)
------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity (Deficit)                                                       5,765,809           (158,295)
------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity (Deficit)                                $      6,359,214   $        304,045
========================================================================================================================



              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

                                                                                        YEAR ENDED      YEAR ENDED
                                                                                          MAY 31,        MAY 31,
                                                                                            2005           2004
----------------------------------------------------------------------------------------------------------------------
Revenue
     Oil and gas                                                                     $      97,415     $   115,463
     Gain on sale of trading securities                                                          -           6,150
     Gain on relinquishment of oil and gas properties                                       10,996               -
----------------------------------------------------------------------------------------------------------------------

                                                                                           108,411         121,613
----------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting                                                                            178,236          29,500
     Depletion, depreciation and impairment                                                 59,097          57,889
     Investor relations                                                                    189,782          69,495
     General and administrative                                                            142,061          45,914
     Oil and gas production, royalties and other                                            26,904         108,378
     Professional fees                                                                      98,271          69,909
     Related party administration                                                          115,239          72,000
     Stock-based compensation                                                              284,354         203,400
     Loss on write-off of proposed acquisition                                              21,000               -
     Loss on sale of trading securities                                                     15,930               -
----------------------------------------------------------------------------------------------------------------------

                                                                                         1,130,874         656,485
----------------------------------------------------------------------------------------------------------------------

Net Loss for the Year                                                                $  (1,022,463)    $  (534,872)
======================================================================================================================

Net Loss Per Share
     Basic and diluted                                                               $      (0.23)     $     (0.24)

Weighted Average Number Of Common Shares Outstanding
     Basic and diluted                                                                   4,457,000       2,222,000









              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)


                                                                                                YEAR ENDED       YEAR ENDED
                                                                                                  MAY 31,         MAY 31,
                                                                                                   2005             2004
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss for the year                                                                  $   (1,022,463)    $    (534,872)
     Add back non-cash items:
         Depletion, depreciation and impairment                                                     59,097            57,889
         Loss (gain) on sale of trading securities                                                  15,930            (6,150)
         Gain on relinquishment of oil and gas                                                     (10,996)                -
         Write-off of oil and gas property                                                               -            57,604
         Write-off of proposed acquisition                                                          21,000                 -
         Stock based compensation                                                                  284,354           203,400

     Change in non-cash operating assets and liabilities:
         Decrease in accounts receivable                                                            13,573             3,100
         Increase (decrease) in prepaid expenses and other                                          39,474           (63,953)
         Increase in accounts payable and accrued liabilities                                      188,784            73,348
         Increase in due to related parties                                                        103,421            67,025
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                             (307,826)         (142,609)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Cash acquired in business combination                                                               -             1,034
     Cash paid for proposed acquisition                                                            (21,000)                -
     Oil and gas interests                                                                         (68,536)         (136,056)
     Acquisition of equipment                                                                       (2,593)                -
     Acquisition of trading securities                                                              (1,655)           (3,772)
     Proceeds on sale of trading securities                                                         14,059            30,488
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                              (79,725)         (108,306)
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Financing Activities
     Stock subscriptions received                                                                        -             1,700
     Common stock issued for cash                                                                  477,810           250,275
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                          477,810           251,975
-----------------------------------------------------------------------------------------------------------------------------
Change in cash for the year                                                                         90,259             1,060

Cash, beginning of year                                                                             38,613            37,553
-----------------------------------------------------------------------------------------------------------------------------
Cash, end of year                                                                           $      128,872     $      38,613
=============================================================================================================================


NON-CASH FINANCING ITEMS
     Common stock issued for debt                                                           $        52,164    $           -
     Stock options exercised for debt                                                               125,240                -

SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                             $             -    $           -
     Interest paid                                                                                        -                -



              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Stated in U.S. Dollars)


                                                                                              ACCUMULATED
                                           COMMON STOCK         CAPITAL IN      STOCK            OTHER
                                    -------------------------    EXCESS OF   SUBSCRIPTIONS   COMPREHENSIVE
                                        SHARES       AMOUNT      PAR VALUE     RECEIVABLE        INCOME       DEFICIT       TOTAL
                                    ------------------------------------------------------------------------------------------------

Balance, May 31, 2002                         1  $         -   $         -  $         -    $         -    $   (24,396)  $   (24,396)

Common stock issued for cash
 at $0.001                           11,669,999       11,670             -            -              -              -        11,670

Common stock issued for cash
 at $0.02                             5,000,000      100,000             -            -              -              -       100,000

Common stock issued for cash
 at $0.10                               667,000       66,700             -            -              -              -        66,700

Stock subscription receivable                 -       (1,700)            -            -              -              -        (1,700)

Net loss for the year                         -            -             -            -              -        (79,049)      (79,049)
                                    ------------------------------------------------------------------------------------------------

Balance, May 31, 2003                17,337,000      176,670             -            -              -       (103,445)        73,225

Stock subscription received                   -        1,700             -            -              -              -         1,700

Common stock issued for cash
 at $0.08                               895,625       71,650             -            -              -              -        71,650

Adjustment to number of common
 stock issued and outstanding as
 a result of the acquisition
 of Patch Energy Inc.
    Patch Energy Inc.               (18,232,625)    (250,020)            -            -              -              -      (250,020)

    Praxis Pharmaceuticals, Inc.      2,063,081        2,063       247,957            -              -              -        250,020

Fair value of shares issued in
 connection with the acquisition
 of Patch Energy Inc.                 1,823,262        1,823      (153,846)           -              -              -      (152,023)

Stock options exercised                 142,500          142       178,483            -              -              -       178,625

Stock based compensation                      -            -       203,400            -              -              -       203,400

Net Loss for the year                         -            -             -            -              -       (534,872)     (534,872)
                                    ------------------------------------------------------------------------------------------------

Balance, May 31, 2004                 4,028,843        4,028       475,994            -              -       (638,317)     (158,295)

Stock options exercised for cash        831,800          832       480,978       (4,000)             -              -       477,810

Stock options exercised for debt        188,557          189       125,051            -              -              -       125,240

Stock issued for debt                    52,164           52        52,112            -              -              -        52,164

Stock based compensation                      -            -       284,354            -              -              -       284,354

Accumulated other comprehensive
  income                                      -            -             -            -      6,006,999              -     6,006,999

Net Loss for the year                         -            -             -            -              -     (1,022,463)   (1,022,463)
                                    ------------------------------------------------------------------------------------------------

Balance, May 31, 2005                 5,101,364  $     5,101   $ 1,418,489   $   (4,000)   $ 6,006,999    $(1,660,780)  $ 5,765,809
                                    ================================================================================================

All per share amounts have been retroactively restated to reflect the 1 for 10 reverse common stock split on July 25, 2005.



              The accompanying notes are an integral part of these
                        consolidated financial statements

                            PATCH INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              MAY 31, 2005 and 2004
                            (Stated in U.S. Dollars)

1.   OPERATIONS AND GOING CONCERN

     a)  Organization and Nature of Operations

         Patch International, Inc. (the "Company") was incorporated in the State of Nevada on June 20, 1997. Effective June 15, 2004, the Company changed its domicile from Utah to Nevada. Effective March 15, 2004, the Company acquired all the issued and outstanding common stock of Patch Energy Inc. ("Patch"), a private company involved in the exploration, development and production of oil and natural gas. Prior to the acquisition, the Company was a non-operating corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization of the Company. Accordingly, because Patch is deemed to be the purchaser for accounting purposes, these consolidated financial statements are presented as a continuation of Patch and include the results of operations of Patch since incorporation on February 11, 2002, and the results of operations of the Company since the date of acquisition on March 15, 2004. See
         Note 4.

         These consolidated financial statements include the accounts of Patch International, Inc. and its wholly-owned subsidiary, Patch Energy, Inc., which was incorporated in British Columbia, Canada.

     b)  Going Concern

         As of May 31, 2005, the Company had not reached a level of operations, which would finance day-to-day activities. These consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company's continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management intends to support the Company by exercising stock options and/or warrants, advancing funds necessary or raising funds through private placements until the Company can achieve a profitable level of operations.

         The Company incurred losses from operations of $1,022,463 and $534,872 for the years ended May 31, 2005 and 2004, respectively. At May 31, 2005 the Company had a working capital deficiency of $441,549 (2004 - $288,736) and has insufficient revenues to offset operating and administrative expenses. These conditions, among others, give rise to substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

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

     c)  Financial Instruments

         The carrying amounts of financial instruments including cash, accounts receivable, trading securities, accounts payable and accrued liabilities, and amounts due to related parties, approximated fair value at May 31, 2005 and 2004.

     d)  Investments

         The Company's available for sale securities are carried at the lower of cost or estimated realizable value. The Company's trading securities are carried at market value.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     a)  Property and Equipment

         Property and equipment consists of computer hardware, is recorded at cost and is being amortized using the declining balance method over its estimated useful life at the rate of 30% per annum.

     b)  Oil and Gas Interests

         The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or nonproductive development wells are capitalized while the costs of nonproductive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties and related support equipment, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

         On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated deprecation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. In joint ventured oil and gas exploration and production activities, the accounts reflect only the Company's proportionate interest in such activities.

     c)  Asset Retirement Obligations

         The Company accounts for asset retirement obligations in accordance with the provisions of SFAS 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". SFAS 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     g)  Loss Per Share

         The Company computes loss per share in accordance with SFAS No. 128 - "EARNINGS PER SHARE". Under the provisions of SFAS No. 128, basic loss per share is computed using the weighted average number of common stock outstanding during the periods. Diluted loss per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of options or warrants would be anti-dilutive.

3.   RECENT PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3". SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB OPINION NO. 29". The guidance in APB Opinion No. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

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

     In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 ("SAB 107") to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

     The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)

4.   ACQUISITION OF SUBSIDIARY

     Effective March 15, 2004, the Company acquired 100% of the issued and outstanding shares of Patch Energy Inc. ("Patch") by issuing 18,232,625 (1,823,262 split-adjusted) shares of common stock in a one for ten share exchange. Patch was a private British Columbia corporation involved in the exploration, development and production of oil and natural gas.

     A summary of the transaction is as follows:

     The issued and outstanding share capital of the Company prior to the acquisition was 2,063,081 split-adjusted shares of common stock. The issued and outstanding share capital of Patch prior to the acquisition was 18,232,625 shares of common stock. The transaction resulted in the Company's shareholders holding 53% of the total issued and outstanding split-adjusted common shares, and Patch shareholders having a total of 47% of the total issued and outstanding split-adjusted common shares of 3,886,343 after the close of the acquisition. The transaction has been treated as a recapitalization of the Company with Patch being treated as the acquirer. Accordingly the results of operations presented are those of Patch since incorporation on February 11, 2002, together with the results of operations of the Company since March 15, 2004.

     Even though former shareholders of the Company controlled 53% of the total issued and outstanding shares after the acquisition, former shareholders of Patch effectively controlled the combined entity as there were no other blocks of share capital equal to or greater than 5% of the total issued capital. A former majority shareholder of Patch also had the ability to elect the majority of the board of the combined entity, and management of the combined entity comprises that one former Patch shareholder as President, Chief Executive Officer and Director. For these reasons, pursuant to paragraph (7 (b), (c) and (d) of Statement of Financial Accounting Standards, No. 141 "Business Combinations", Patch has been treated as the acquirer corporation.

     The Company had net liabilities of $152,024 at the acquisition date and are included in the consolidated balance sheet at their previously recorded amounts.

     The acquisition is summarized as follows:

         Cash                                          $    1,034
         Investment                                             1
         Accounts payable, and accrued liabilities       (115,216)
         Due to related parties                           (37,843)
                                                     -------------
         Net liabilities acquired                      $ (152,024)
                                                     =============

5.   TRADING SECURITIES

                                                                 May 31, 2005      May 31, 2004
                                                                 ------------------------------
         Trading Securities,
         (2004 - 944,450 common shares (market value $28,334))   $           -   $      28,334
                                                                 ==============================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)

6.   AVAILABLE-FOR-SALE SECURITIES

     The Company owns approximately an 8.6% equity interest in Pharmaxis Ltd., an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 11, 2005 and therefore at May 31, 2004, in accordance with SFAS 115 "ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES", this investment was carried at cost of $1. Commencing from November 11, 2004, the Company recorded its investment at fair value. At May 31, 2005, the Company has recognized a discount from quoted market value of securities held for resale due to the following factors: lack of marketability of the Company's holdings due to the trading restriction to November 2005, the ability to dispose of large - block holdings in a timely manner, and the risk associated with an investment in a startup company engaged in research and development. At May 31, 2005, the discounted market value is recorded at $6,007,000, net of tax of
     $2,217,751, resulting in an unrealized gain of $6,006,999, which is recorded as other comprehensive income, a separate component of shareholders' equity.

                                                                           May 31,           May 31,
                                                                            2005               2004
                                                                      ---------------------------------
                                                                                            (Restated -
                                                                                             Note 16)
        11,200,000 ordinary shares                                    $   6,007,000    $           1
                                                                      =================================

7.   OIL AND GAS INTERESTS

                                                                           May 31,          May 31,
                                                                            2005             2004
                                                                      ---------------  ---------------
        OIL AND GAS INTERESTS - SUCCESSFUL EFFORTS METHOD

        Balance beginning of the year                                 $     130,440    $     109,876
        Expenditures                                                        127,365           78,453
        Depletion                                                           (25,136)         (57,889)
        Dry well and abandoned interests                                    (34,385)               -
                                                                      ---------------  ---------------
        Balance end of the year                                       $     198,284    $     130,440
                                                                      ===============  ===============

        Represented by:

        California, U.S.A.
        Producing interests subject to depletion and amortization     $      15,638    $      15,638
        Accumulated depletion                                               (15,638)         (15,099)
                                                                      ---------------  ---------------
                                                                                  -              539
                                                                      ---------------  ---------------
        Texas, U.S.A.
        Non-producing interests                                                   -            2,816
                                                                      ---------------  ---------------
        Alberta, Canada
        Non-producing interests                                              68,155                -
                                                                      ---------------  ---------------
        Saskatchewan, Canada
        Producing interests subject to depletion and amortization           212,113          184,473
        Accumulated depletion                                               (81,984)         (57,388)
                                                                      ---------------  ---------------
                                                                            130,129          127,085
                                                                      ---------------  ---------------
                                                                      $     198,284    $     130,440
                                                                      ===============  ===============

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)

7.   OIL AND GAS INTERESTS (CONTINUED)

       CAPITALIZED COSTS RELATING TO OIL AND
       GAS PRODUCING ACTIVITIES

                                                                                       May 31,            May 31,
                                                                                        2005              2004
                                                                                  ---------------    ---------------

       Proved oil and gas properties and related equipment - California, U.S.A.   $       15,638      $      15,638
       Proved oil and gas properties and related equipment - Saskatchewan, Canada        212,113            184,472
       Non-producing oil and gas properties - Alberta, Canada                             68,155                  -
       Non-producing oil and gas properties - Texas, U.S.A.                                    -              2,816
                                                                                  ---------------     --------------
       Sub-total                                                                         295,906            202,926
       Accumulated depletion                                                             (97,622)           (72,486)
                                                                                  ---------------     --------------
                                                                                  $      198,284      $     130,440
                                                                                  ===============     ==============

       COSTS INCURRED IN OIL AND GAS ACQUISITION,
       EXPLORATION AND DEVELOPMENT ACTIVITIES
                                                                                       May 31,            May 31,
                                                                                        2005               2004
                                                                                  ---------------     --------------
       Exploration costs - Texas, U.S.A.                                          $       31,569      $       2,816

       Development costs - Alberta, Canada                                                68,155                  -
       Development costs - Saskatchewan, Canada                                           27,641             75,637
                                                                                  ---------------     --------------
                                                                                  $      127,365      $      78,453
                                                                                  ===============     ==============

       RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
       TEXAS, U.S.A.
                                                                                       May 31,            May 31,
                                                                                        2005               2004
                                                                                  ---------------     --------------
       Impairment of oil costs                                                    $      (34,385)     $           -
                                                                                  ---------------     --------------
       Net loss from producing activities                                         $      (34,385)     $           -
                                                                                  ===============     ==============

       RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
       CALIFORNIA, U.S.A.
                                                                                       May 31,            May 31,
                                                                                        2005               2004
                                                                                  ---------------     --------------
       Oil and gas sales                                                          $          213      $      16,792
       Production costs                                                                     (356)            (7,956)
       Depletion                                                                            (540)            (3,600)
                                                                                  ---------------     --------------
       Net (loss) income from producing activities                                $         (683)     $       5,236
                                                                                  ===============     ==============

       RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
       SASKATCHEWAN, CANADA
                                                                                       May 31,            May 31,
                                                                                        2005               2004
                                                                                  ---------------     --------------
       Oil and gas sales                                                          $       97,202      $      98,671
       Production costs                                                                  (25,224)           (42,817)
       Depletion                                                                         (24,596)           (54,289)
       Dry well costs                                                                     (1,324)           (57,604)
                                                                                  ---------------     --------------
       Net income (loss) from producing activities                                $       46,058      $    (56,039)
                                                                                  ===============     ==============

                                      F-11

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)

7.   OIL AND GAS PROPERTIES (CONTINUED)

     a)  Saskatchewan, Canada


         On May 1, 2002, the Company acquired a 12.5% working interest in ten test wells located in Saskatchewan by incurring 15.625% of the costs. The Company entered into a participation agreement with Fairchild International Corporation ("Fairchild") whereby Fairchild will earn one third of the Company's interest in the ten test wells by incurring one third of the associated costs. The Company agreed to participate in a second set of nine test wells in Saskatchewan, Canada, by agreeing to incur 15.625% of the costs to earn a 12.5% working interest. Fairchild will also earn the right to earn 1.75% of the Company's interest by incurring 2.5% of the associated costs. The Company entered into a participation agreement dated November 5, 2003 with Fairchild where the Company granted to Fairchild a 6.75% interest in any subsequent wells to be drilled on the Farmout Lands pursuant to a Farmout Agreement, as detailed above, in consideration of incurring 8.4375% of the costs associated with any such subsequent wells. During the period, Fairchild relinquished its interest in all the above wells back to the Company.

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

         On November 14, 2003, the Company acquired a 12.5% working interest in a test well located in Saskatchewan and 6.25% in the balance of the Farmout Lands, by incurring 12.5% of the costs. A total of $1,324 (May 31, 2004 -$57,604) in costs related to this well has been charged to operations, as the well was shut-in.

     b)  Alberta,  Canada

         (a) By a Participation Agreement dated March 10, 2005, the Company acquired a 25% working interest in the Bear Canyon gas project. From the date of the Participation Agreement to May 31, 2005, the Company did not incur any expenses on this project. Subsequently, the well was drilled and shut-in.

         (b) On May 30, 2005, the Company acquired a 10% working interest in a test well (the "McLeod" project) located in Alberta by incurring 10% of the costs. As at May 31, 2005, the Company incurred $68,155 towards the drilling costs. The well was drilled in June, 2005 and is awaiting completion.

     c)  California, USA

         The Company has 0.75 of 1% of an interest in four test wells in Tehama County, California. The Company relinquished its interest in these test wells in fiscal 2005.

     d)  Texas, USA

         The Company entered into a participation agreement dated September 30, 2003 with PB Energy USA Inc. ("PB"), where the Company was granted the right to earn a 3.75% working interest in a Test Well and a 3.75% working interest in 3 tracts of land totalling 856 acres lying within the Goliad County of Texas, USA (the "Program Lands") known as the
         Manahuilla Creek Project, by paying 5% of the Prospect Acquisition Costs (being US$15,000 (paid)), 5% of the Test Well Operations and 3.75% of the costs of Development of Program Lands. The test well has been shut-in.

     e)  Ukraine

         The Company signed a Memorandum of Understanding with Firma HAS to drill several wells in the oil and gas fields of Chernigivska, Sumska, Poltavaska and Kharkivska regions of Ukraine which have been approved by the Ukrainian government. No costs have been incurred to date.

     f)  Tunisia, North Africa

         The Company signed a Memorandum of Understanding with Carthago Oil Company, Tunisia, for the right to acquire 40% of an oil and gas interest in Northern Tunisia by committing approximately $4,000,000 to fund a work program which includes the drilling of one well. The terms of the Memorandum expired on April 30, 2005.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)

8.   DUE TO RELATED PARTIES

     a) Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At May 31, 2005, amounts owing of $342,813 (2004 - $250,388) were due to related parties.

     b) Effective February 11, 2003, the Company entered into two management services agreements with directors and officers. The payments due under these agreements are $85,000 per annum for 2 years. During the year ended May 31, 2005, $55,000 in management fees were charged to operations (2004 - $60,000).

     c) The Company entered into management agreements for administration fees aggregating $6,500 per month commencing December 31, 2002 to November 30, 2005 with directors and officers. An agreement which had required payments of $2,500 per month was terminated effective December 31, 2003. On May 1, 2005, the Company entered into a revised agreement superseding the remaining agreement. The revised agreement is for a term of 5 years with payments of $175,000 per annum. During the year ending May 31, 2005, the Company paid, $60,239 (2004 - $12,000) in related party administration fees.

9.   COMMON STOCK

     Effective July 25, 2005, the Company effected a reverse stock split on the basis of the issue of one new common share for the cancellation of 10 old common shares. All share amounts have been retroactively adjusted for all periods presented.

     Share purchase warrants are outstanding to purchase 89,563 shares of common stock at a price of $1.20 per share on or before January 6, 2006.

     The Company is proposing the distribution of a dividend on a pro rata basis of a total of 560,000 of the shares, or the proceeds, of its investment in Pharmaxis Ltd. ("Pharmaxis"), on or after November 11, 2005, being the date that the escrow restrictions attaching to such shares expire. For every
     0.7239 shares of Patch, one share of Pharmaxis or its cash equivalent will be distributed. The directors of the Company have fixed July 30, 2004 as the record date for determining shareholders entitled to participate in such distribution. The record date is subject to receiving all required regulatory approvals and fulfilling all necessary statutory requirements in order to permit the distribution to occur.

     During the year ended May 31, 2005, the Company issued 52,164 shares of common stock at $1.00 per share in extinguishment of debt totaling $52,164, and issued 188,557 shares of common stock pursuant to stock option exercises in extinguishment of debt totaling $125,240.


     A summary of the Company's stock option activity is as follows:

                                                May 31, 2005                               May 31, 2004
                                        ------------------------------     --------------------------------
                                                             Weighted                             Weighted
                                                  Number      Average                Number        Average
                                                      of     Exercise                    of       Exercise
                                                 Options        Price               Options          Price
                                        ------------------------------     --------------------------------
       Balance, beginning of period              440,500        $1.20               153,000          $1.00
       Granted                                 1,227,857        $0.60               450,000          $1.20
       Cancelled                                (100,000)       $1.30                     -              -
       Exercised                              (1,020,357)       $0.60              (162,500)         $1.10
                                        ------------------------------     --------------------------------
       Balance, end of period                    548,000        $0.70               440,500          $1.20
                                        ==============================     ================================

     During the year ended May 31, 2005, 137,500 stock options were repriced from $1.65 to $0.70 per share.

     As at May 31, 2005, the following options are outstanding:

                                          OUTSTANDING                                    EXERCISABLE
                       --------------------------------------------------    ------------------------------------
                                               Weighted                                                 Weighted
                                                Average         Weighted                                 Average
                              Number          Remaining          Average               Number           Exercise
             Exercise             of        Contractual         Exercise                   of              Price
                Price         Shares       Life (years)            Price               Shares           Weighted
     -------------------------------------------------------------------     ------------------------------------
     $    0.55 - 1.00        548,000               2.85            $0.70              548,000              $0.70
                       --------------------------------------------------    ------------------------------------
                             548,000               2.85            $0.70              548,000              $0.70
                       ==================================================    ====================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)


9.   COMMON STOCK (CONTINUED)

     The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "ACCOUNTING FOR STOCK BASED COMPENSATION". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned. During the year ended May 31, 2005, stock-based compensation for consultants amounting to $284,354 was recorded on 1,152,857 stock options; 662,857 stock options priced at $0.70 per share, 30,000 stock options priced at $0.56, 100,000 stock options priced at $0.55 per share and 360,000 stock options at $0.45 per share. Also during the year ended May 31, 2005, a director and an officer of the Company received a total of 75,000 stock options priced at $0.70 per share for consulting services.

     Had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net loss and loss per share would have been as follows:

                                                                                         May 31,          May 31,
                                                                                            2005             2004
          Net Loss - as reported                                                   $  (1,022,463)    $   (534,872)
            Add: Stock-based compensation expense included in net loss - as
            reported                                                                     284,354          203,400
            Deduct: Stock-based compensation expense determined under fair value
            method                                                                      (327,444)        (203,400)
                                                                                   --------------------------------

          Net Loss - Pro-Forma                                                     $  (1,065,553)    $   (534,872)
                                                                                   ================================

          Basic and diluted net loss per share - as reported                            $  (0.23)         $ (0.24)
                                                                                   --------------------------------

          Basic and diluted net loss per share - Pro-Forma                              $  (0.24)         $ (0.24)
                                                                                   ================================

     The fair value of each option granted during the year ended May 31, 2005 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 216%, risk free interest rate of 2.4%, and weighted average expected option terms of .73 years.

     The fair value of each option granted during the year ended May 31, 2004 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 264%, risk free interest rate of 1.8%, and weighted average expected option terms of 1.75 years.

10.  ACCUMULATED OTHER COMPREHENSIVE LOSS

                                                                        May 31,          May 31,
                                                                           2005             2004
         Net Loss for the year                                     $ (1,022,463)     $  (534,872)

         Unrealized holding gain arising during the year              6,006,999                -
                                                                   ------------------------------
         Comprehensive gain (loss) for the year                    $  4,984,536      $  (534,872)
                                                                   ==============================

11.  COMMITMENTS

     a) The Company entered into a letter of intent with Mr. Danilo Mancin ("Mancin") to jointly pursue commercial opportunities in Algeria and Libya. As consideration for Mancin's services, the Company agreed to pay $3,000 per month up to the earlier of March 31, 2005 or the date on which a commercial transaction is entered into subject to specified terms as described in the service agreement, and issue stock options to acquire 40,000 common shares of the Company at an exercise price of $0.70 per share for a term of 5 years. The Company also agreed to issue 250,000 common shares upon execution of the first agreement, and a further 250,000 common shares upon completion of the first transaction. During the year ended May 31, 2005, Mancin received options to acquire 40,000 common shares, however no agreement was reached between Mancin and the Company and is no longer being pursued.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)

11.  COMMITMENTS (CONTINUED)

     b) On May 1, 2005, the Company entered into a consulting agreement for a term of 5 years with payments of $75,000 per annum.

12.  SUBSEQUENT EVENTS

     a) The Company received $137,750 upon the exercise of 200,000 stock options at various prices ranging from $0.55 per share to $0.70 per share of common stock.

     b) The Company is proposing a private placement offering consisting of $1,500,000 convertible debentures, convertible into units. Each unit will be convertible into one share of common stock at $0.10 per share. The debenture will have a one year term, bearing interest at 14.5% per annum.

13.  INCOME TAX

     The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES". Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of net U.S. operating losses has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S. operating losses carried forward in future years. At May 31, 2005, the Company had net operating losses for U.S. federal income tax purposes of $2,342,000, which begin expiring in fiscal 2024, and had non-capital loss carryforwards for Canadian income tax purposes of $510,000, which begin expiring in fiscal 2011. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At May 31, 2005, a valuation allowance of $1,011,000 was provided to reduce deferred tax assets to nil.

     Income tax expense was as follows:

                                                    May 31,            May 31,
                                                     2005               2004
                                                       $                  $

         Current
            Canadian                                     -                   -
            United States                                -                   -

         Deferred:
            Canadian                                     -                   -
            United States                                -                   -
         -----------------------------------------------------------------------

         Total income tax expense                        -                   -
         =======================================================================



     A reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                                      Canada       United States

         Statutory federal income tax rate              38%             35%
         Change in valuation allowance                 (38%)           (35%)
         -----------------------------------------------------------------------
         Total income tax expense                        -               -
         =======================================================================


     The deferred tax liabilities and assets were as follows:

                                                    May 31,         May 31,
                                                     2005            2004
                                                       $               $

         Deferred tax assets
         - Net operating loss carryforwards       (1,011,000)       (737,000)
         - Less valuation allowance                1,011,000         737,000
         -----------------------------------------------------------------------
         Net deferred tax assets                           -               -
         =======================================================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)


14.  GEOGRAPHIC AND SEGMENTED INFORMATION

     The Company has one reportable segment consisting of oil and gas operations, except for the Company's investment in Pharmaxis. The Company derives revenues from the oil and gas operations from the sale of petroleum products. The Company's operations are in Canada and the United States.

     GEOGRAPHIC:

                                                      May 31,         May 31,
        Long-lived assets:                             2005            2004
                                                  -------------   --------------
                                                                    (Restated -
                                                                      Note 16)

        United States                             $          -    $       3,355
        Canada                                         200,358          127,085
        Australia                                    6,007,000                1
                                                  -------------   --------------
        Total long-lived assets                   $  6,207,358    $     130,441
                                                  =============   ==============


                                                     May 31,           May 31,
        Revenues from external customers:              2005             2004
                                                  -------------   --------------
        United States                             $        213    $      16,792
        Canada                                          97,202           98,671
                                                  -------------   --------------
        Total revenues from external customers    $     97,415    $     115,463
                                                  =============   ==============

15.  SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS

     RESERVE QUANTITY INFORMATION (UNAUDITED)

     The estimated quantities of proved oil and gas reserves disclosed in the table below are based upon estimates prepared for the Company by independent petroleum engineers. Such estimates are inherently imprecise and may be subject to substantial revisions. The Company bears the ultimate responsibility for proved reserves estimates.

     Revisions may occur because current prices of oil and gas and current costs of operating are subject to fluctuations. Past performance of wells does not necessarily guarantee future performance and rates used to estimate decline of reserves could vary from that which is projected.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)



15.  SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (CONTINUED)

     All quantities shown in the table are proved reserves and are located within the United States and Canada.

        STANDARDIZED MEASURE OF DISCOUNTED FUTURE
        NET CASH FLOWS RELATING TO PROVED OIL
        AND GAS RESERVES (UNAUDITED)

                                                                                      May 31,           May 31,
                                                                                       2005              2004
                                                                                  ---------------   ---------------
                                                                                        GAS               GAS
                                                                                       (mcf)             (mcf)
        Proved, developed and undeveloped reserves (United States)

        Balance beginning of the year                                                    136,000           290,000
        Production                                                                             -          (154,000)
        Sales of minerals in place                                                      (136,000)                -
                                                                                  ---------------   ---------------
        Balance end of the year                                                                -           136,000
                                                                                  ===============   ===============

        Standardized Measure of Discounted Future Net Cash Flows (United States)

        Future cash flows                                                         $            -    $       19,000
        Future operating expenses                                                              -            (5,000)
                                                                                  ---------------   ---------------
                                                                                               -            14,000
        10% annual discount for estimated timing of cash flows                                 -            (1,000)
                                                                                  ---------------   ---------------
        Standardized measure of discounted future net cash flows                  $            -    $       13,000
                                                                                  ===============   ===============

                                                                                       OIL                OIL
                                                                                      (bbls)            (bbls)
        Proved, developed and undeveloped reserves (Canada)
        Balance beginning of the year                                                     12,000            10,000
        Discoveries                                                                            -             6,000
        Revision to estimates                                                              2,000                 -
        Production                                                                        (3,000)           (4,000)
                                                                                  ---------------   ---------------
        Balance end of the year                                                           11,000            12,000
                                                                                  ===============   ===============

        Standardized Measure of Discounted Future Net Cash Flows (Canada)
        Future cash flows                                                         $      523,000    $      323,000
        Future operating expenses                                                       (229,000)         (216,000)
                                                                                  ---------------   ---------------
                                                                                         294,000           107,000
        10% annual discount for estimated timing of cash flows                           (60,000)           (6,000)
                                                                                  ---------------   ---------------
        Standardized measure of discounted future net cash flows                  $      234,000    $      101,000
                                                                                  ===============   ===============

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)



15.  SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (CONTINUED)

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

16.  RESTATEMENT

     The Company's investment in Pharmaxis Ltd. had previously been recorded at fair value. The shares are restricted from trading until November 10, 2005. The Company has restated the financial statements for the year ended May 31, 2004, to record the investment at cost. The previously reported total assets have been reduced by $1,574,999, additional paid-in capital has been reduced by $1,622,999 and comprehensive loss has been increased by $48,000. The adjustment to additional paid-in capital arises from the reduction in the value of the investment acquired in the reverse takeover referred to in
     Note 4, from $1,623,000 to $1.

                                                          May 31,

                                                            2004                             May 31,
                                                       (As Originally                          2004
                                                         Reported)        Adjustment        (Restated)
                                                             $                 $                $

         Investment                                      1,575,000        (1,574,999)                1

         Additional paid-in capital                      2,062,733        (1,622,999)          439,734

         Accumulated other comprehensive income            (48,000)           48,000                -


17.  RESTATED QUARTERLY INFORMATION (UNAUDITED)

     As a result of the restatement referred to in Note 16, the Company has restated the unaudited financial statements for all quarters commencing November 30, 2003 to August 31, 2004. For the quarter ended November 30, 2003, the previously reported total assets has been reduced by $754,999 and comprehensive income has been reduced by $754,999. For the quarter ended February 29, 2004, the previously reported total assets has been reduced by $1,582,999 and comprehensive income has been reduced by $1,582,999. For the quarter ended August 31, 2004, the previously reported total assets has been reduced by $2,432,999, additional paid-in capital has been reduced by $1,622,999 and comprehensive income has been reduced by $810,000. For the quarter ended November 30, 2004, as the restriction is less than a one-year period, the investment is classified as available-for-sale securities and an adjustment to accumulated comprehensive income and additional paid-in capital has been made in the amount of $1,622,999.

     The following is a summary of the unaudited restated balance sheets for the quarters ended November 30, 2003, February 29, 2004, August 31, 2004 and November 30, 2004:

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2005
(Stated in U.S. Dollars)


17.  RESTATED QUARTERLY INFORMATION (UNAUDITED) (CONTINUED)

                            PATCH INTERNATIONAL INC.
                             RESTATED BALANCE SHEETS
                                                     November 30,    August 31,    February 29,   November 30,
                                                         2004           2004           2004           2003
                                                     (unaudited)     (unaudited)   (unaudited)     (unaudited)
----------------------------------------------------------------------------------------------------------------
ASSETS

CURRENT
  Cash                                               $     12,491    $     1,774    $     1,034     $     1,136
  Accounts receivable                                      14,994         27,688              -               -
  Trading securities                                            -         11,351              -               -
  Prepaid expenses                                          2,805         72,952              -               -
----------------------------------------------------------------------------------------------------------------

                                                           30,290        113,765          1,034           1,136
PROPERTY AND EQUIPMENT                                      2,463              -              -               -
OIL AND GAS INTERESTS (SUCCESSFUL EFFORTS METHOD)         113,459        123,270              -               -
INVESTMENT                                                      -              1              1               1
AVAILABLE-FOR-SALE SECURITIES                           3,854,000              -              -               -
----------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                         $  4,000,212    $   237,036    $     1,035     $     1,137
================================================================================================================

LIABILITIES

CURRENT
  Accounts payable and accrued liabilities           $    169,843    $   167,359    $   115,216     $    99,921
  Due to related parties                                  298,649        296,450         61,135          45,293
----------------------------------------------------------------------------------------------------------------
                                                          468,492        463,809        176,351         145,214
----------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIT)

PREFERRED STOCK:
  Authorized: 1,000,000 preferred shares with par
  value of $0.001
  Issued and outstanding: nil                                   -              -              -               -

COMMON STOCK:
  Authorized: 100,000,000 common shares with par
  value of $0.001
  Issued and outstanding:
    November 30, 2004 - 45,088,641 shares
    August 31, 2004 - 42,385,071 shares
    February 29, 2004 - 19,991,747 shares
    November 30, 2003 - 19,991,747 shares                  45,089         42,385         19,990          19,990
ADDITIONAL PAID-IN CAPITAL                                933,746        635,425      1,582,534       1,582,534
STOCK SUBSCRIPTIONS RECEIVABLE                           (133,000)      (114,375)             -               -
ACCUMULATED OTHER COMPREHENSIVE INCOME                  3,853,999              -              -               -
DEFICIT                                                (1,168,114)      (790,208)    (1,777,840)     (1,746,601)
----------------------------------------------------------------------------------------------------------------

                                                        3,531,720       (226,773)      (175,316)       (144,077)
----------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
  (DEFICIT)                                          $  4,000,212    $   237,036    $     1,035     $     1,137
================================================================================================================