Form 10KSB/A
period 2005-05-31
PATCH INTERNATIONAL INC/CN
filed 2005-09-15
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934
     FOR THE FISCAL YEAR ENDED MAY 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                   to
                                    ------------------   --------------

                         Commission file number: 0-28627

                            PATCH INTERNATIONAL INC.
                 (Name of small business issuer in its charter)

                    NEVADA                                87-0393257
         (State or other jurisdiction                  (I.R.S. Employer
       of incorporation or organization)              Identification No.)

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

Transitional Small Business Disclosure Format (Check one):    Yes     ; No  X
                                                                 -----    -----

                                     PART I

         The registrant is filing this amendment to reflect the correction in an amount that appeared in Item 1. below. Instead of 560,000 shares, the description regarding the proposed distribution should have referred to 5,600,000 Pharmaxis shares. Note 9 of the notes to the financial statements has also been corrected.


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

         The Pharmaxis shares are restricted from trading until November 11, 2005. The Company is proposing the distribution of a dividend of 5,600,000 of its 11,200,000 Pharmaxis shares on or after November 11, 2005, to shareholders of record as of July 30, 2004.

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


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 13. EXHIBITS.

-----------------------------------------------------------------------------------------------------------
REGULATION                                                                                     SEQUENTIAL
S-B NUMBER                                 EXHIBIT                                             PAGE NUMBER
-----------------------------------------------------------------------------------------------------------
  2.1          Stock Exchange Agreement with Micronetics, Inc. (1)<F1>                              N/A
-----------------------------------------------------------------------------------------------------------
  2.2          Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch               N/A
               Energy Inc. dated as of October 20, 2003 (2)<F2>
-----------------------------------------------------------------------------------------------------------
  2.3          Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation,          N/A
               into Patch International Inc., a Nevada Corporation (3)<F3>
-----------------------------------------------------------------------------------------------------------
  3.1          Articles of Incorporation, as amended (8)<F8>                                        N/A
-----------------------------------------------------------------------------------------------------------
  3.2          Bylaws (8)<F8>                                                                       N/A
-----------------------------------------------------------------------------------------------------------
  3.3          Certificate of Change Pursuant to NRS 78.209 (4)<F4>                                 N/A
-----------------------------------------------------------------------------------------------------------
 10.1          1999 Stock Option Plan (1)<F1>                                                       N/A
-----------------------------------------------------------------------------------------------------------
 10.2          Shareholders Agreement dated August 23, 2002 among Praxis Pharmaceuticals            N/A
               Inc., Perpetual Trustees Nominees Limited, Rothschild Bioscience Managers
               Limited, CM Capital Investments Pty Ltd, CIBC Australia VC Fund LLC,
               Mooroolbark Technology Pty Ltd, The Australian National University and
               Pharmaxis Pty Ltd, Dr. William Cowden and Dr. Brett Charlton (5)<F5>
-----------------------------------------------------------------------------------------------------------




-----------------------------------------------------------------------------------------------------------
REGULATION                                                                                     SEQUENTIAL
S-B NUMBER                                 EXHIBIT                                             PAGE NUMBER
-----------------------------------------------------------------------------------------------------------
 10.3          Management services agreement between Patch Energy Inc. and David Stadnyk            N/A
               dated February 11, 2002 (6)<F6>
-----------------------------------------------------------------------------------------------------------
 10.4          Letter agreement dated February 18, 2004 regarding Termination Agreement             N/A
               with Fairchild International Corporation (6)<F6>
-----------------------------------------------------------------------------------------------------------
 10.5          2004 Stock Option Plan (7)<F7>                                                       N/A
-----------------------------------------------------------------------------------------------------------

 10.6          Assumption and Cancellation of Debt agreements with Fairchild International          N/A
               Corporation dated April 15, 2005 (8)<F8>

-----------------------------------------------------------------------------------------------------------

 10.7          Management services agreement with David Stadnyk dated May 1, 2005 (8)<F8>           N/A

-----------------------------------------------------------------------------------------------------------

 10.8          Change of Control Agreement with David Stadnyk dated May 1, 2005 (8)<F8>             N/A

-----------------------------------------------------------------------------------------------------------

  21           Subsidiaries of the registrant (8)<F8>                                               N/A

-----------------------------------------------------------------------------------------------------------
 31.1          Rule 13a-14(a) Certification of Principal Executive and Financial Officer
-----------------------------------------------------------------------------------------------------------
 32.1          Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002
-----------------------------------------------------------------------------------------------------------
------------------

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

(8)<F8> Filed as an exhibit to the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2005, filed September 14, 2005.


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PATCH INTERNATIONAL INC.



Date:  September 15, 2005              By:  /s/ DAVID STADNYK
                                          --------------------------------------
                                               David Stadnyk, President

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


     The Company is proposing the distribution of a dividend on a pro rata basis of a total of 5,600,000 of the shares, or the proceeds, of its investment in Pharmaxis Ltd. ("Pharmaxis"), on or after November 11, 2005, being the date that the escrow restrictions attaching to such shares expire. For every 0.7239 shares of Patch, one share of Pharmaxis or its cash equivalent will be distributed. The directors of the Company have fixed July 30, 2004 as the record date for determining shareholders entitled to participate in such distribution. The record date is subject to receiving all required regulatory approvals and fulfilling all necessary statutory requirements in order to permit the distribution to occur.


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