Form 10QSB
period 2005-08-31
PATCH INTERNATIONAL INC/CN
filed 2005-10-17
CIK 1064481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2005

o	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to __________________

Commission file number 0-28627

PATCH INTERNATIONAL INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	87-0393257 (IRS Employer Identification No.)

1220 – 666 Burrard Street, Vancouver, British Columbia V6C 2X8 Canada

(Address of principal executive offices)

(604) 688-7640

(Issuer’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes o No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

5,356,559 shares of Common Stock, $.001 par value, as of

August 31, 2005

Transitional Small Business Disclosure Format (check one); Yes o No ☒

PART I – FINANCIAL INFORMATION

Patch International Inc.
August 31, 2005
(Unaudited)
Index

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6

PATCH INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

(Unaudited)

	August 31, 2005	May 31, 2005

ASSETS

Current Assets
Cash	$110,127	$128,872
Accounts receivable	25,261	21,754
Prepaid expenses and other	-	1,230

Total Current Assets	135,388	151,856
Property and equipment, net	1,880	2,074
Oil and gas interests (successful efforts method) (Note 4)	212,975	198,284
Available-for-sale securities (Note 3)	12,189,000	6,007,000

Total Assets	$12,539,243	$6,359,214

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$271,033	$250,592
Due to related parties (Note 5)	362,072	342,813

Total Current Liabilities	633,105	593,405

Going Concern (Note 1)

STOCKHOLDERS’ EQUITY

Preferred stock: 1,000,000 preferred shares authorized with par value of $0.001 per share; none issued and outstanding	-	-

Common stock: 10,000,000 common shares authorized with par value of $0.001 per share; 5,356,559 shares issued and outstanding (May 31, 2005 – 5,101,364 shares)	5,356	5,101

Additional paid-in capital	1,658,461	1,418,489

Stock subscriptions receivable	(4,000)	(4,000)

Accumulated other comprehensive income (Note 7)	12,188,999	6,006,999

Deficit	(1,942,678)	(1,660,780)

Total Stockholders’ Equity	11,906,138	5,765,809

Total Liabilities and Stockholders’ Equity	$12,539,243	$6,359,214

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

(Unaudited)

	For the Three Months Ended August 31, 2005	For the Three Months Ended August 31, 2004

Revenue
Oil and gas	$ 50,485	$ 22,723

Expenses
Consulting	108,890	22,125
Depletion, depreciation and impairment	27,196	7,551
Investor relations	53,358	31,000
General and administrative	39,098	26,800
Oil and gas production, royalties and other	9,850	10,367
Professional fees	44,572	10,249
Related party administration	49,419	33,250
Loss on write-off of proposed acquisition	-	21,000
Loss on sale of trading securities	-	12,272

	332,383	174,614

Net Loss for the Period	$ (281,898)	$ (151,891)

Net Loss Per Share
Basic and diluted	$ (0.05)	$ (0.04)

Weighted Average Number Of Common Shares Outstanding
Basic and diluted	5,242,000	4,112,000

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(Unaudited)

	For the Three Months Ended August 31, 2005	For the Three Months Ended August 31, 2004

Cash Flows from Operating Activities
Net loss for the period	$(281,898)	$(151,891)
Add back non-cash items:
Depletion, depreciation and impairment	27,196	7,551
Loss (gain) on sale of trading securities	-	12,272
Write-off of proposed acquisition	-	21,000
Stock based compensation	63,977	-

Change in non-cash operating assets and liabilities:
(Increase) decrease in accounts receivable	(3,507)	7,639
Decrease (increase) in prepaid expenses and other	1,230	(1,622)
Increase in accounts payable and accrued liabilities	20,441	7,570
Increase in due to related parties	19,259	46,063

Net cash used in operating activities	(153,302)	(51,418)

Cash Flows from Investing Activities
Cash paid for proposed acquisition	-	(21,000)
Oil and gas interests	(41,693)	(381)
Acquisition of trading securities	-	(1,655)
Proceeds on sale of trading securities	-	6,365

Net cash used in investing activities	(41,693)	(16,671)

Cash Flows from Financing Activities
Common stock issued for cash	176,250	31,250

Net cash provided by financing activities	176,250	31,250

Change in cash for the period	(18,745)	(36,839)

Cash, beginning of period	128,872	38,613

Cash, end of period	$110,127	$1,774

NON-CASH FINANCING ITEMS
Common stock issued for debt	$-	$52,164
Stock options exercised for debt	-	-

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

1.	BASIS OF PRESENTATION AND GOING CONCERN CONSIDERATIONS

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2005, has been omitted. The results of operations for the three-month period ended August 31, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2006.

As of August 31, 2005, the Company had not reached a level of operations, which would finance day-to-day activities. These interim consolidated financial statements have been prepared on the assumption that the Company is a going concern, meaning it will continue in operation for the foreseeable future and will be able to realize assets and discharge liabilities in the ordinary course of operations. Different bases of measurement may be appropriate when a company is not expected to continue operations for the foreseeable future. The Company’s continuation as a going concern is dependent upon its ability to attain profitable operations and generate funds therefrom and/or raise equity capital or borrowings sufficient to meet current and future obligations. Management intends to support the Company by exercising stock options and/or warrants, advancing funds necessary or raising funds through private placements until the Company can achieve a profitable level of operations.

The Company incurred a loss from operations of $281,898 for the three-month period ended August 31, 2005 and has accumulated losses of $1,942,678 since inception. At August 31, 2005 the Company had a working capital deficiency of $497,717 (May 31, 2005 - $441,549). These conditions, among others, give rise to substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

2.	RECENT PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections – A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

2.	RECENT PRONOUNCEMENTS (continued)

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3.	AVAILABLE-FOR-SALE SECURITIES

The Company owns approximately an 8.6% equity interest in Pharmaxis Ltd., an Australian company listed on the Australian Stock Exchange. These shares are restricted from trading until November 11, 2005 and are recorded at fair value. At August 31, 2005, the Company has recognized a discount from quoted market value of securities held for resale due to the following factors: lack of marketability of the Company’s holdings due to the trading restriction to November 2005, the ability to dispose of large – block holdings in a timely manner, and the risk associated with an investment in a startup company engaged in research and development. At August 31, 2005, the discounted market value is recorded at $12,189,000, net of tax of $5,485,000, resulting in an unrealized gain of $12,188,999, which is recorded as other comprehensive income, a separate component of shareholders’ equity.

	August 31,	May 31,
	2005	2005

11,200,000 ordinary shares	$ 12,189,000	$ 6,007,000

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

4.	OIL AND GAS INTERESTS

	August 31, 2005	May 31, 2005

Proved oil and gas properties and related equipment
- California, USA	$ -	$ 15,638
- Saskatchewan, Canada	212,113	212,113

	212,113	227,751
Non-producing oil and gas properties
- Alberta, Canada
- Bear Canyon project	20,769	-
- McLeod project	89,079	68,155
- Texas, USA	-	34,385
	321,961	330,291
Accumulated depletion and impairment	(108,986)	(132,007)

Balance, end of period	$ 212,975	$ 198,284

a)	Saskatchewan, Canada

On May 1, 2002, the Company acquired a 12.5% working interest in ten test wells located in Saskatchewan by incurring 15.625% of the costs. The Company participated in a second set of nine test wells in Saskatchewan, Canada, by agreeing to incur 15.625% of the costs to earn a 12.5% working interest.

The Company entered into a participation agreement with Micron Enviro Systems Inc. (“Micron”) dated March 27, 2003 where Micron earned a 3.5% working interest by incurring 5% of the associated costs. The Company also entered into a participation agreement with Butler Development Corporation (“Butler”) dated April 28, 2003 where Butler earned a 3.5% working interest by incurring 5% of the associated costs and by paying the Company CAD$15,000 (received).

On November 14, 2003, the Company acquired a 12.5% working interest in a test well located in Saskatchewan and 6.25% in the balance of the Farmout Lands, by incurring 12.5% of the costs. A total of $nil (2004 -$1,324) in costs related to this well has been charged to operations, as the well was shut-in.

b)	Alberta, Canada
(1)

By a Participation Agreement dated March 10, 2005, the Company acquired a 25% working interest in the Bear Canyon gas project. During the period ended August 31, 2005, the well was drilled and shut-in and the Company recognized an impairment charge of $20,769.

(2)

On May 30, 2005, the Company acquired a 10% working interest in a test well (the “McLeod” project) located in Alberta by incurring 10% of the costs. As at August 31, 2005, the Company incurred $89,079 towards the drilling costs. The well was drilled in June 2005 and is awaiting completion.

c)	California, USA

The Company has 0.75 of 1% of an interest in four test wells in Tehama County, California. The Company relinquished its interest in these test wells in fiscal 2005.

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

4.	OIL AND GAS INTERESTS (continued)
d)	Texas, USA

The Company entered into a participation agreement dated September 30, 2003 with PB Energy USA Inc. (“PB”), where the Company was granted the right to earn a 3.75% working interest in a Test Well and a 3.75% working interest in 3 tracts of land totalling 856 acres lying within the Goliad County of Texas, USA (the “Program Lands”) known as the Manahuilla Creek Project, by paying 5% of the Prospect Acquisition Costs (being US$15,000 (paid)), 5% of the Test Well Operations and 3.75% of the costs of Development of Program Lands. The test well has been shut-in.

e)	Ukraine

The Company signed a Memorandum of Understanding with Firma HAS to drill several wells in the oil and gas fields of Chernigivska, Sumska, Poltavaska and Kharkivska regions of Ukraine which have been approved by the Ukrainian government. No costs have been incurred to date.

5.	DUE TO RELATED PARTIES
a)

Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At August 31, 2005, amounts owing of $362,072 (May 31, 2005 - $342,813) were due to related parties.

b)

On May 1, 2005, the Company entered into a management agreement with the President of the Company for a term of 5 years with payments of $175,000 per annum. During the three months ending August 31, 2005, the Company paid, $43,749 (2004 - $12,000) in related party administration fees.

6.	COMMON STOCK

On July 25, 2005, the Company effected a reverse stock split on the basis of the issue of one new common share for the cancellation of 10 old common shares. All share amounts have been retroactively adjusted for all periods presented.

Share purchase warrants are outstanding to purchase 89,563 shares of common stock at a price of $1.20 per share on or before January 6, 2006.

The Company is proposing the distribution of a dividend on a pro rata basis of a total of 5,600,000 of the shares, or the proceeds, of its investment in Pharmaxis Ltd. (“Pharmaxis”), on or after November 11, 2005, being the date that the escrow restrictions attaching to such shares expire. For every share of Patch held by record holders at July 30, 2004, 1.33 shares of Pharmaxis or its cash equivalent will be distributed. The directors of the Company have fixed July 30, 2004 as the record date for determining shareholders entitled to participate in such distribution. The record date is subject to receiving all required regulatory approvals and fulfilling all necessary statutory requirements in order to permit the distribution to occur.

A summary of the Company’s stock option activity is as follows:

	August 31, 2005
	Number	Weighted Average
	of	Exercise
	Options	Price

Balance, beginning of period	548,000	$0.70
Granted	100,000	$1.00
Cancelled	-	-
Exercised	(255,000)	$0.69

Balance, end of period	393,000	$0.81

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

6.	COMMON STOCK (continued)

As at August 31, 2005, the following options are outstanding:

	OUTSTANDING			EXERCISABLE
		Weighted			Weighted
		Average	Weighted		Average
	Number	Remaining	Average	Number	Exercise
Exercise	of	Contractual	Exercise	of	Price
Price	Shares	Life (years)	Price	Shares	Weighted

$0.70 – 1.00	393,000	3.05	$ 0.81	393,000	$ 0.81

	393,000	3.05	$ 0.81	393,000	$ 0.81

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of SFAS No. 123 – “Accounting for Stock Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned. During the three months ended August 31, 2005, stock-based compensation for consultants amounting to $63,977 was recorded on 100,000 stock options priced at $1.00 per share and is included in consulting expenses.

Had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net loss and loss per share would have been as follows:

	August 31, 2005	August 31, 2004

Net Loss - as reported	$ (281,898)	$ (151,891)
Add: Stock-based compensation expense included in net loss - as reported	63,977	-
Deduct: Stock-based compensation expense determined under fair value method	(63,977)	-

Net Loss - Pro-Forma	$ (281,898)	$ (151,891)

Basic and diluted net loss per share - as reported	$ (0.05)	$ (0.04)

Basic and diluted net loss per share - Pro-Forma	$ (0.05)	$ (0.04)

The fair value of each option granted during the three months August 31, 2005 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 179%, risk free interest rate of 4.0%, and weighted average expected option terms of 2.5 years.

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AUGUST 31, 2005

(Stated in U.S. Dollars)

(Unaudited)

7.	ACCUMULATED OTHER COMPREHENSIVE INCOME

	August 31, 2005	August 31, 2004

Net Loss for the period	$ (281,898)	$ (151,891)

Unrealized holding gain arising during the period	6,182,000	-

Comprehensive income (loss) for the period	$ 5,900,102	$ (151,891)

8.	COMMITMENT

On May 1, 2005, the Company entered into a consulting agreement for a term of 5 years with payments of $75,000 per annum.

9.	SUBSEQUENT EVENT
a)	The Company received $20,000 upon the exercise of 20,000 stock options at $1.00 per share.
b)

The Company is proposing a private placement offering consisting of $1,500,000 convertible debentures, convertible into units. Each unit will be convertible into one share of common stock at $1.00 per share. The debenture will have a one-year term, bearing interest at 14.5% per annum.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

General

The Company’s business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. The Company had not generated any revenues from product sales, royalties or license fees. Due to the inability of the Company to obtain funding and/or partners to pursue its pharmaceutical projects, it decided to seek other business opportunities. As of March 15, 2004, the Company consummated the Arrangement Agreement with Patch under which the Company acquired Patch, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Patch is a wholly owned subsidiary of the Company. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. A total of 18,232,625 shares (1,823,262 post-reverse split shares) were issued, bringing the issued and outstanding shares of the Company to 38,224,372 at that time.

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

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized. On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated deprecation, depletion, and amortization with a resulting gain or loss recognized in income. On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually. If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained. In joint ventured oil and gas exploration and production activities, the accounts reflect only the Company’s proportionate interest in such activities.

Results of Operations

Three Months Ended August 31, 2005. The Company generated $50,485 in oil and gas revenues for the three months ended August 31, 2005, an increase of $27,762 or 122.2% from the comparable 2004 period. The increase was due to an increase in the market price of oil. Oil and gas production, royalties and other expenses decreased from $10,367 in 2004 to $9,850 in 2005, making Patch’s oil and gas operations more profitable in 2005 than in 2004.

Expenses, other than oil and gas production expenses, were $322,533 for the quarter ended August 31, 2005, as compared to non-oil and gas production expenses of $164,247 for the comparable 2004 period, an increase of $158,286 or 96.4%. The increase in expenses is due primarily to significantly higher consulting, investor relations, professional fees, general and administrative, and related party administration expenses in 2005. The increase reflects the greater level of activity on the part of the Company with regard to its oil and gas operations.

As a result of the significantly increased expenses for the quarter ended August 31, 2005, the net loss was $281,898, an increase of $130,007 (85.6%) over the loss for 2004 of $151,891.

Liquidity and Capital Resources

For the quarter ended August 31, 2005, the Company used $153,302 for its operations, as compared to $51,418 for the 2004 period. This was primarily due to the loss generated in fiscal 2005. The Company also used $41,693 for investing activities in 2005, primarily for oil and gas interests. This compared to using $16,671 in fiscal 2004. Financing activities consisting of the sale of stock provided $176,250 and $31,250 in fiscal 2005 and 2004, respectively.

At August 31, 2005, the Company’s working capital was a deficit of $497,717, as compared to a deficit of $441,549 at May 31, 2005.

At August 31, 2005, the Company has recognized a discount from the quoted market value of its 11,200,000 shares of Pharmaxis Ltd., due to the following factors:

•	Lack of marketability of the Company’s holdings due to the trading restriction to November 2005;
•	The ability to dispose of large-block holdings in a timely manner; and
•	The risk associated with an investment in a startup company engaged in research and development.

At August 31, 2005, the discounted market value is recorded at $12,189,000, net of tax of $5,485,000, resulting in an unrealized gain of $12,188,999. At May 31, 2005, the discounted market value was recorded at $6,007,000.

The Company will be dependent upon proceeds from the sale of securities until its operations generate revenues sufficient to cover operating expenses. There is no assurance that the Company will be able to obtain such additional funds on favorable terms, if at all. The Company’s inability to raise sufficient funds could require it to delay, scale back or eliminate certain activities.

The report of the Company’s independent auditors on the financial statements for the year ended May 31, 2005, includes an explanatory paragraph relating to the uncertainty of the Company’s ability to continue as a going concern. The Company has suffered losses from operations. The Company needs to generate revenues and successfully attain profitable operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that it will be able to reach a level of operations that would finance its day-to-day activities.

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

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB and the Company’s Annual Report on Form 10-KSB for its fiscal year ended May 31, 2005, as well as statements made by the Company in periodic press releases and oral statements made by the Company’s officials to analysts and shareholders in the course of presentations about the Company, constitute “forward-looking statements.” Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) required accounting changes; and (5) other factors over which the Company has little or no control.

Item 3.	Controls And Procedures

On August 31, 2005, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended August 31, 2005, 255,000 shares of common stock were sold for $176,250 pursuant to the exercise of outstanding stock options to 8 persons who were consultants to or employees of the Company.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

Regulation S-B Number	Exhibit
2.1	Stock Exchange Agreement with Micronetics, Inc. (1)
2.2	Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (2)
2.3	Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation (3)
3.1	Articles of Incorporation, as amended (4)
3.2	Bylaws (4)
3.3	Certificate of Change Pursuant to NRS 78.209 (5)
10.1	1999 Stock Option Plan (1)
10.2

Shareholders Agreement dated August 23, 2002 among Praxis Pharmaceuticals Inc., Perpetual Trustees Nominees Limited, Rothschild Bioscience Managers Limited, CM Capital Investments Pty Ltd, CIBC Australia VC Fund LLC, Mooroolbark Technology Pty Ltd, The Australian National University and Pharmaxis Pty Ltd, Dr. William Cowden and Dr. Brett Charlton (6)

10.3	Management services agreement between Patch Energy Inc. and David Stadnyk dated February 11, 2002 (7)
10.4	Letter agreement dated February 18, 2004 regarding Termination Agreement with Fairchild International Corporation (7)

10.5	2004 Stock Option Plan (8)
10.6	Assumption and Cancellation of Debt agreements with Fairchild International Corporation dated April 15, 2005 (4)
10.7	Management services agreement with David Stadnyk dated May 1, 2005 (4)
10.8	Change of Control Agreement with David Stadnyk dated May 1, 2005 (4)
21	Subsidiaries of the registrant (4)
31.1	Rule 13a-14(a) Certification of Principal Executive and Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 15, 2004.
(3)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated June 15, 2004.
(4)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005.
(5)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated July 8, 2005.
(6)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(7)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2004.
(8)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form S-8, file number 333-120277, filed November 8, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCH INTERNATIONAL INC. (Registrant)

Date: October 14, 2005	By: /s/ David Stadnyk
David Stadnyk, President (Principal financial officer)