Form 10QSB
period 2005-11-30
PATCH INTERNATIONAL INC/CN
filed 2006-01-17
CIK 1064481

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT

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

(604) 688-2790

(Issuer’s telephone number)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

5,436,559 shares of Common Stock, $.001 par value, as of

November 30, 2005

Transitional Small Business Disclosure Format (check one); Yes ☐ No ☒

Patch International Inc.
November 30, 2005

Index

Consolidated Balance Sheets	3

Consolidated Statements of Operations	4

Consolidated Statements of Cash Flows	5

Notes to the Consolidated Financial Statements	6

PATCH INTERNATIONAL INC.

CONSOLIDATED BALANCE SHEETS

(Stated in U.S. Dollars)

	November 30, 2005 (unaudited)	May 31, 2005

ASSETS

Current Assets
Cash and cash equivalents	$5,743,642	$128,872
Accounts receivable	25,445	21,754
Prepaid expenses and other	-	1,230

Total Current Assets	5,769,087	151,856
Property and equipment, net	1,724	2,074
Oil and gas interests (successful efforts method) (Note 4)	207,764	198,284
Available-for-sale securities (Note 3)	7,415,000	6,007,000

Total Assets	$13,393,575	$6,359,214

LIABILITIES & STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable and accrued liabilities	$276,509	$250,592
Income taxes payable	2,100,000	-
Due to related parties (Note 5)	247,775	342,813

Total Current Liabilities	2,624,284	593,405

Commitments (Note 8)

STOCKHOLDERS’ EQUITY

Preferred stock: 1,000,000 preferred shares authorized with par value of $0.001 per share; none issued and outstanding	-	-

Common stock: 10,000,000 common shares authorized with par value of $0.001 per share; 5,436,559 shares issued and outstanding (May 31, 2005 – 5,101,364 shares)	5,437	5,101

Additional paid-in capital	1,932,932	1,418,489

Stock subscriptions receivable	(4,000)	(4,000)

Accumulated other comprehensive income (Note 7)	7,414,999	6,006,999

Retained Earnings (Deficit)	1,419,923	(1,660,780)

Total Stockholders’ Equity	10,769,291	5,765,809

Total Liabilities and Stockholders’ Equity	$13,393,575	$6,359,214

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Stated in U.S. Dollars)

(unaudited)

	For the Three Months Ended November 30, 2005	For the Three Months Ended November 30, 2004	For the Six Months Ended November 30, 2005	For the Six Months Ended November 30, 2004

Revenue
Oil and gas	$ 33,597	$ 21,063	$ 84,082	$ 43,786

Expenses
Consulting	320,539	208,983	429,429	231,108
Depletion, depreciation and impairment	7,429	41,510	34,625	49,061
Investor relations	38,108	46,103	91,466	77,103
General and administrative	35,255	28,620	74,353	55,420
Oil and gas production, royalties and other	27,568	6,909	37,418	17,276
Professional fees	49,916	29,935	94,488	40,184
Related party administration	46,607	33,250	96,026	66,500
Loss on write-off of proposed acquisition	-	-	-	21,000
Loss on sale of trading securities	-	3,658	-	15,930

Total Operating Expenses	525,422	398,968	857,805	573,582

Operating Loss	(491,825)	(377,905)	(773,723)	(529,796)

Other Revenue

Interest	1,425	-	1,425	-
Gain on sale of available-for-sale securities	5,953,001	-	5,953,001	-

Total Other Revenue	5,954,426	-	5,954,426	-

Income (Loss) Before Income Taxes	5,462,601	(377,905)	5,180,703	(529,796)

Provisions For Income Taxes	(2,100,000)	-	(2,100,000)	-

Net Income (Loss)	$ 3,362,601	$ (377,905)	$ 3,080,703	$ (529,796)

Net Income (Loss) Per Share
Basic	$ 0.62	$ (0.09)	$ 0.58	$ (0.13)
Diluted	$ 0.61	$ (0.09)	$ 0.57	$ (0.13)

Weighted Average Number Of Common Stock Outstanding
Basic	5,401,000	4,288,000	5,321,000	4,199,000
Diluted	5,496,000	4,288,000	5,416,000	4,199,000

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

(unaudited)

	For the Six Months Ended November 30, 2005	For the Six Months Ended November 30, 2004

Operating Activities
Net income (loss) for the period	$3,080,703	$(529,796)
Adjustments to reconcile net loss to net cash used by operating activities:
Depletion, depreciation and impairment	34,625	49,061
Stock based compensation	241,129	144,399
Loss on sale of trading securities	-	15,930
Write-off of proposed acquisition	-	21,000
Gain on sale of available-for-sale securities	(5,953,001)	-
(Increase) decrease in accounts receivable	(3,691)	20,333
Decrease in prepaid expenses and other	1,230	36,956
Increase in accounts payable and accrued liabilities	23,855	100,045
Increase in income taxes payable	2,100,000	-
(Decrease) increase in due to related parties	(95,038)	48,260

Net cash used in operating activities	(570,188)	(93,812)

Investing Activities
Cash paid for proposed acquisition	-	(21,000)
Oil and gas interests	(41,693)	(381)
Acquisition of equipment	-	(2,592)
Acquisition of trading securities	-	(1,655)
Proceeds on sale of trading securities	-	14,058
Proceeds on sale of available-for-sale securities	5,953,001	-

Net cash provided by (used in) investing activities	5,911,308	(11,570)

Financing Activities
Common stock issued for cash	273,650	79,260

Net cash provided by financing activities	273,650	79,260

Change in cash and cash equivalents for the period	5,614,770	(26,122)

Cash and cash equivalents, beginning of period	128,872	38,613

Cash and cash equivalents, end of period	$5,743,642	$12,491

NON-CASH FINANCING ITEMS
Common stock issued for debt	$-	$52,164
Stock options exercised for debt	-	89,990

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$-	$-
Interest paid	-	-

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Stated in U.S. Dollars)

(unaudited)

1.	BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2005, has been omitted. The results of operations for the six-month period ended November 30, 2005 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2006.

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

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Stated in U.S. Dollars)

(unaudited)

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

3.	AVAILABLE-FOR-SALE SECURITIES

At November 30, 2005, the Company owned 7,491,937 (May 31, 2005 – 11,200,000) ordinary shares of Pharmaxis Ltd. (“Pharmaxis”), an Australian company listed on the Australian Stock Exchange, which is an equity interest of approximately 4.3%. The Company records the ordinary shares of Pharmaxis at fair value, but has recognized a discount of 7.5% from quoted market value of securities held for resale due to the lack of marketability of the Company’s holdings due to the ability to dispose of large – block holdings in a timely manner and the risk associated with an investment in a startup company engaged in research and development. At November 30, 2005, the discounted market value is recorded at $7,415,000, net of tax of $3,178,000, resulting in an unrealized gain of $7,414,999, which is recorded as other comprehensive income, a separate component of stockholders’ equity.

During the period ended November 30, 2005, the Company sold 3,708,063 Pharmaxis shares for gross proceeds of $5,953,001, and realized a gain of $5,953,001, before applicable taxes. The Company has entered into an agreement, which restricts the Company from trading or disposing of its interest in 7,280,000 of its Pharmaxis shares until 90 days from November 9, 2005. This restriction may be extended by up to a further 34 days if certain Pharmaxis reporting conditions exist.

November 30,
2005

7,491,937 ordinary shares	$ 7,415,000

May 31,
2005

11,200,000 ordinary shares	$ 6,007,000

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Stated in U.S. Dollars)

(unaudited)

4.	OIL AND GAS INTERESTS

	November 30, 2005	May 31, 2005

Proved oil and gas properties and related equipment
- California, USA	$ -	$ 15,638
- Saskatchewan, Canada	212,113	212,113

	212,113	227,751
Non-producing oil and gas properties
- Alberta, Canada
- Bear Canyon project	22,832	-
- McLeod project	89,079	68,155
- Texas, USA	34,385	34,385
	358,409	330,291
Accumulated depletion and impairment	(150,645)	(132,007)

Balance, end of period	$ 207,764	$ 198,284

a)	Saskatchewan, Canada

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

1)

By a Participation Agreement dated March 10, 2005, the Company acquired a 25% working interest in the Bear Canyon gas project. During the period ended November 30, 2005, the well was drilled and shut-in and the Company recognized an impairment charge of $22,832.

2)

On May 30, 2005, the Company acquired a 10% working interest in a test well (the “McLeod” project) located in Alberta by incurring 10% of the costs. As at November 30, 2005, the Company incurred $89,079 towards the drilling costs. The well was drilled in June 2005 and was completed in the three months ended November 30, 2005.

3)

The Company entered into Agreements dated November 8, 2005, to acquire a 50% working interest in three projects located in the Lloydminster, Elnora and Atlee-Buffalo areas of Alberta. Under the terms of the Agreements, the three test wells are to be spudded no later than December 31, 2005. The Company will then earn a 50% interest in the test wells and a 30% interest in the balance of the farmout lands.

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Stated in U.S. Dollars)

(unaudited)

4.	OIL AND GAS INTERESTS (Continued)

c)	California, USA

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

f)	Bolivia

The Company entered into an agreement dated November 1, 2005, to acquire a 30% working interest in the Warnes Field project, Santa Cruz, Bolivia, in consideration for a maximum purchase price of $1,000,000. The Company has 90 days to perform due diligence.

5.	DUE TO RELATED PARTIES

a)

Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At November 30, 2005, amounts owing of $247,775 (May 31, 2005 - $342,813) were due to related parties.

b)

On May 1, 2005, the Company entered into a management agreement with the President of the Company for a term of 5 years with payments of $175,000 per annum. During the six months ending November 30, 2005, the Company paid $87,500 (2004 - $24,000) in related party administration fees.

c)	During the six months ending November 30, 2005, the Company paid to an Officer of the Company $8,526 (2004 - $nil) in related party administration fees.

6.	COMMON STOCK

On July 25, 2005, the Company effected a reverse stock split on the basis of the issue of one new common share for the cancellation of 10 old common shares. All share amounts have been retroactively adjusted for all periods presented.

Share purchase warrants are outstanding to purchase 89,563 shares of common stock at a price of $1.20 per share on or before January 6, 2006.

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Stated in U.S. Dollars)

(unaudited)

6.	COMMON STOCK (Continued)

The Company is proposing the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. Net proceeds includes the costs related to the sale of the shares and related taxes. The directors have fixed July 30, 2004 as the record date. Each shareholder of record will receive the equivalent net proceeds of the sale of one Pharmaxis share for each 7.497 of pre-reverse stock split Patch International Inc. shares owned. The distribution will take place after the Company has completed the final sale of its Pharmaxis investment and is subject to the Company receiving all required regulatory approvals.

Effective September 22, 2005, the Company filed a form S-8 Registration Statement in connection with a 2005 Stock Option Plan allowing for the granting of options to acquire shares up to a total of 900,000 shares.

A summary of the Company’s stock option activity is as follows:

	November 30, 2005
	Number	Weighted Average
	of	Exercise
	Options	Price

Balance, beginning of period	548,000	$0.70
Granted	515,000	$1.32
Cancelled	-	-
Exercised	(275,000)	$0.71

Balance, end of period	788,000	$1.12

As at November 30, 2005, the following options are outstanding:

	OUTSTANDING			EXERCISABLE
		Weighted			Weighted
		Average	Weighted		Average
	Number	Remaining	Average	Number	Exercise
Exercise	of	Contractual	Exercise	of	Price
Price	Shares	Life (years)	Price	Shares	Weighted

$0.65 – 1.40	788,000	2.82	$ 1.12	788,000	$ 1.12

	788,000	2.82	$ 1.12	788,000	$ 1.12

The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board (“APB”) Opinion No. 25 – “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of SFAS No. 123 – “Accounting for Stock Based Compensation”. Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company’s stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned. During the six months ended November 30, 2005, stock-based compensation for consultants amounting to $241,129 was recorded on 100,000 stock options priced at $1.00 per share and 225,000 stock options priced at $1.40 per share and is included in consulting expenses.

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Stated in U.S. Dollars)

(unaudited)

6.	COMMON STOCK (Continued)

Had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net loss and loss per share would have been as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Net income (loss) - as reported	$ 3,362,601	$ (377,905)	$ 3,080,703	$ (529,796)
Add: Stock-based compensation expense included in net loss - as reported	177,152	144,399	241,129	144,399
Deduct: Stock-based compensation expense determined under fair value method	(398,962)	(178,294)	(462,939)	(178,294)

Net income (loss) - Pro-Forma	$ 3,140,791	$ (411,800)	$ 2,858,893	$ (563,691)

Basic net income (loss) per share – as reported	$ 0.62	$ (0.09)	$ 0.58	$ (0.13)
Diluted net income (loss) per share – as reported	$ 0.61	$ (0.09)	$ 0.57	$ (0.13)

Basic net income (loss) per share – Pro-Forma	$ 0.58	$ (0.04)	$ 0.54	$ (0.13)
Diluted net income (loss) per share – Pro-Forma	$ 0.57	$ (0.04)	$ 0.53	$ (0.13)

The fair value of each option granted during the six months November 30, 2005 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 164%, risk free interest rate of 3.66%, and weighted average expected option terms of 1.83 years.

7.	COMPREHENSIVE INCOME (LOSS)

Components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2005	2004	2005	2004

Net income (loss) for the period	$ 3,362,601	$ (377,905)	$ 3,080,703	$ (529,796)

Other comprehensive income (loss) arising during the period Securities held-for-resale: Reclassification adjustment – realized gain (loss) Holding gain (loss)	(4,035,498) (738,502)	- 1,421,000	(1,988,780)3,396,780	- 2,279,000
Net gain (loss) on securities held-for- resale recognized in other comprehensive income	(4,774,000)	1,421,000	1,408,000	2,279,000

Comprehensive income (loss) for the period	$ (1,411,399)	$ 1,043,095	$ 4,488,703	$ 1,749,204

PATCH INTERNATIONAL INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOVEMBER 30, 2005

(Stated in U.S. Dollars)

(unaudited)

8.	COMMITMENTS

a)	On May 1, 2005, the Company entered into a consulting agreement for a term of 5 years with payments of $75,000 per annum.

b)

On October 31, 2005, the Company entered into a consulting agreement effective October 15, 2005 for a term of six months with payments of $5,000 per month and 30,000 restricted shares of common stock (issued subsequent to November 30, 2005).

9.	SUBSEQUENT EVENTS

a)

On December 2, 2005, the Company granted options to acquire 50,000 shares of common stock exercisable at a price of $1.10 per share for a term of five years, and 30,000 shares of common stock exercisable at a price of $1.10 per share for a term of one year.

b)	On December 16, 2005, the Company entered into a consulting agreement with a director of the Company with payments of $20,534 (CDN$24,000) per annum, commencing December 1, 2005.

c)	In December 2005, the Company purchased 72,500 shares of its common stock in the open market at an average price of $1.22 per share.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

General

The Company’s business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. The Company had not generated any revenues from product sales, royalties or license fees. Due to the inability of the Company to obtain funding and/or partners to pursue its pharmaceutical projects, it decided to seek other business opportunities. As of March 15, 2004, the Company consummated the Arrangement Agreement with Patch Energy Inc. (“Patch”) under which the Company acquired Patch, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Patch is a wholly owned subsidiary of the Company. In the arrangement, each issued common share of Patch was exchanged for one common share of the Company. A total of 18,232,625 shares (1,823,262 post-reverse split shares) were issued, bringing the issued and outstanding shares of the Company to 38,224,372 at that time.

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

Results of Operations

Three Months Ended November 30, 2005. The Company generated $33,597 in oil and gas revenues for the three months ended November 30, 2005, an increase of $12,534 or 59.5% from the comparable 2004 period. The increase was due to an increase in the market price of oil, as opposed to an increase in production. Oil and gas production, royalties and other expenses increased from $6,909 in 2004 to $27,568 in 2005, making Patch’s oil and gas operations less profitable for the 2005 quarter than in 2004.

Expenses, other than oil and gas production expenses, were $497,854 for the quarter ended November 30, 2005, as compared to non-oil and gas production expenses of $392,059 for the comparable 2004 period, an increase of $105,795 or 27.0%. The increase in expenses is due primarily to significantly higher consulting, professional fees, general and administrative, and related party administration expenses in 2005, offset in part by a reduction in depletion, depreciation and impairment expense in 2005. Of the $320,539 of consulting expenses, $177,152 was recorded for stock-based compensation, consisting of stock options. The increase reflects the greater level of activity on the part of the Company with regard to its oil and gas operations, as well as operations relating to the disposition of its position in Pharmaxis. During the quarter ended November 30, 2005, the Company engaged the services of a consultant to assist with the disposition of the Pharmaxis shares, as well as other matters. The consulting agreement requires payment of $5,000 per month and the issuance of 30,000 restricted shares of common stock (issued subsequent to November 30, 2005).

As a result of the significantly increased expenses for the quarter ended November 30, 2005, the operating loss was $491,825, an increase of $113,920 (30.1%) over the loss for 2004 of $377,905.

During the quarter ended November 30, 2005, the Company realized a gain of $5,953,001 from the sale of 3,708,063 Pharmaxis shares, before applicable taxes. Provision has been made for taxes of $2,100,000, resulting in net income for the quarter of $3,362,601. In comparison, the net loss for the quarter ended November 30, 2004 was $377,905.

Six Months Ended November 30, 2005. The Company generated $84,082 in oil and gas revenues for the six months ended November 30, 2005, an increase of $40,296 or 92.0% from the comparable 2004 period. The increase was due to an increase in the market price of oil, as opposed to an increase in production. Oil and gas production, royalties and other expenses increased from $17,276 in 2004 to $37,418 in 2005, making Patch’s oil and gas operations more profitable in 2005 than in 2004.

Expenses, other than oil and gas production expenses, were $820,387 for the six months ended November 30, 2005, as compared to non-oil and gas production expenses of $556,306 for the comparable 2004 period, an increase of $264,081 or 47.5%. The increase in expenses is due primarily to significantly higher consulting, investor relations, professional fees, general and administrative, and related party administration expenses in 2005, offset in part by a reduction in depletion, depreciation and impairment in 2005 and no losses in 2005 associated with the write off of a proposed acquisition and sale of trading securities which were incurred in 2004. Of the $429,429 of consulting expenses, $241,129 was recorded for stock-based compensation, consisting of stock options. The increase reflects the greater level of activity on the part of the Company with regard to its oil and gas operations, as well as operations relating to the disposition of its position in Pharmaxis.

As a result of the significantly increased expenses for the six months ended November 30, 2005, the operating loss was $773,723, an increase of $243,927 (46.0%) over the loss for 2004 of $529,796.

During the six months ended November 30, 2005, the Company realized a gain of $5,953,001 from the sale of 3,708,063 Pharmaxis shares, before applicable taxes. Provision has been made for taxes of $2,100,000, resulting in net income for the six-month period of $3,080,703. In comparison, the net loss for the six months ended November 30, 2004 was $529,796.

Liquidity and Capital Resources

For the six months ended November 30, 2005, the Company used $570,188 for its operations, as compared to $93,812 for the 2004 period. This was primarily due to the operating loss generated in fiscal 2005. The Company’s sale of Pharmaxis shares provided cash of $5,953,001, while $41,693 was used for oil and gas interests, resulting in net cash of $5,911,308 provided by investing activities in 2005. This compared to using $11,570 in fiscal 2004. Financing activities consisting of the sale of stock provided $273,650 and $79,260 in fiscal 2005 and 2004, respectively.

At November 30, 2005, the Company’s working capital was $3,144,803, as compared to a deficit of $441,549 at May 31, 2005.

At November 30, 2005, the Company has recognized a 7.5% discount from the quoted market value of its 7,491,937 shares of Pharmaxis Ltd., due to the following factors:

•	Lack of marketability of the Company’s holdings due to the ability to dispose of large-block holdings in a timely manner; and
•	The risk associated with an investment in a startup company engaged in research and development.

At November 30, 2005, the discounted market value is recorded at $7,415,000, net of tax of $3,178,000, resulting in an unrealized gain of $7,414,999, which is recorded as accumulated other comprehensive income, a separate component of stockholders’ equity. At May 31, 2005, the discounted market value was recorded at $6,007,000.

The Company believes it has sufficient working capital on hand, together with proceeds from its proposed sales of its Pharmaxis shares, to fund its planned expected oil and gas operations and expenses for the next 12 months.

Plan of Operation

The Company is planning to use a portion of the proceeds from the sale of its Pharmaxis shares to fund the acquisition and exploration of oil and gas properties and to repurchase some of it shares.

The Company entered into an agreement as of November 1, 2005 to acquire a 30% working interest in the Warnes Field project, Santa Cruz, Bolivia, subject to the completion of satisfactory due diligence. The purchase price is to be agreed upon at the conclusion of the Company’s due diligence and is not to exceed $1,000,000. The Company has 90 days to perform the due diligence.

The Company also entered into agreements in November 8, 2005 to acquire a 50% working interest in three projects located in the Lloydminster, Elnora and Atlee-Buffalo areas of Alberta, Canada. Under the terms of the agreements, the three test wells are to be spudded no later than December 31, 2005. The Company will then earn a 50% interest in the test wells and a 30% interest in the balance of the farmout lands. Drilling on all three prospects has been delayed due to the need to complete licensing activities and the availability of a rig.

In December 2005, the Company purchased 72,500 shares of its common stock in the open market at an average price of $1.22 per share. The Company had announced its intention to repurchase its shares in November 2005.

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

On November 30, 2005, David Stadnyk, our principal executive officer and principal financial officer, made an evaluation of our disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal controls that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Not Applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended November 30, 2005, 60,000 shares of common stock were issued as compensation for services of an investor relations company. The shares were valued at $77,400.

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

10.3	Management services agreement between Patch Energy Inc. and David Stadnyk dated February 11, 2002 (7)
10.4	Letter agreement dated February 18, 2004 regarding Termination Agreement with Fairchild International Corporation (7)

Regulation S-B Number	Exhibit
10.5	2004 Stock Option Plan (8)
10.6	Assumption and Cancellation of Debt agreements with Fairchild International Corporation dated April 15, 2005 (4)
10.7	Management services agreement with David Stadnyk dated May 1, 2005 (4)
10.8	Change of Control Agreement with David Stadnyk dated May 1, 2005 (4)
21	Subsidiaries of the registrant (4)
31.1	Rule 13a-14(a) Certification of Principal Executive and Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 15, 2004.
(3)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated June 15, 2004.
(4)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005.
(5)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated July 8, 2005.
(6)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(7)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2004.
(8)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form S-8, file number 333-120277, filed November 8, 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCH INTERNATIONAL INC. (Registrant)

Date: January 16, 2006	By: /s/ David Stadnyk
David Stadnyk, President (Principal financial officer)