Form 10QSB
period 2006-02-28
PATCH INTERNATIONAL INC/CN
filed 2006-04-14
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: February 28, 2006

[  ]     TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT
         For the transition period from _________________ to _________________


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

                                 (604) 688-2790
                           (Issuer's telephone number)

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


  Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           14,988,090 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 APRIL 12, 2006


 Transitional Small Business Disclosure Format (check one);  Yes [  ] No [X]

PATCH INTERNATIONAL INC.
February 28, 2006
(unaudited)
                                                                            Page

Consolidated Balance Sheets                                                  3

Consolidated Statements of Operations                                        4

Consolidated Statements of Cash Flows                                        5

Notes to the Consolidated Financial Statements                               6

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                       FEBRUARY 28,           MAY 31,
                                                                                           2006                2005
------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash and cash equivalents                                                     $      4,549,925    $        128,872
     Accounts receivable                                                                     45,117              21,754
     Prepaid expenses and other                                                               1,760               1,230
------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                      4,596,802             151,856
Property and equipment, net                                                                   1,588               2,074
Oil and gas interests (successful efforts method) (Note 4)                                  921,363             198,284
Available-for-sale securities (Note 3)                                                    7,729,000           6,007,000
------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                       $     13,248,753    $      6,359,214
========================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                                      $        252,442    $        250,592
     Income taxes payable                                                                 1,885,000                   -
     Due to related parties (Note 5)                                                         86,656             342,813
------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                 2,224,098             593,405
------------------------------------------------------------------------------------------------------------------------

Commitments (Note 8)

STOCKHOLDERS' EQUITY

Preferred stock:
1,000,000 preferred shares authorized with par value of $0.01 per share;
none issued and outstanding                                                                       -                   -

Common stock:
25,000,000 common shares authorized with par value of $0.001 per share;
14,136,398 shares issued and 13,950,148 outstanding
(May 31, 2005 - 12,753,341 shares issued and outstanding)                                    14,136              12,753

Additional paid-in capital                                                                2,399,283           1,410,837

Stock subscriptions receivable                                                               (4,000)             (4,000)

Accumulated other comprehensive income (Note 7)                                           7,728,999           6,006,999

Retained Earnings (Deficit)                                                                 976,796          (1,660,780)

Less 186,250 common shares held in treasury, at cost                                        (90,559)                  -
------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                               11,024,655           5,765,809
------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                         $     13,248,753    $      6,359,214
========================================================================================================================


              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(unaudited)

                                                     FOR THE THREE    FOR THE THREE    FOR THE NINE     FOR THE NINE
                                                      MONTHS ENDED     MONTHS ENDED    MONTHS ENDED     MONTHS ENDED
                                                      FEBRUARY 28,     FEBRUARY 28,    FEBRUARY 28,     FEBRUARY 28,
                                                          2006             2005             2006            2005
------------------------------------------------------------------------------------------------------------------------
Revenue
     Oil and gas                                      $     58,345      $     26,081    $    142,427     $     69,867
------------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting                                            365,919            75,555         795,348          306,663
     Depletion, depreciation and impairment                 55,640             3,708          90,265           52,769
     Investor relations                                    105,822            71,720         197,288          148,823
     Gain on relinquishment of oil and gas                       -           (10,996)              -          (10,996)
     properties
     General and administrative                             84,070            28,133         157,618           83,243
     Foreign exchange loss (gain)                          (21,186)              528         (20,381)             838
     Oil and gas production, royalties and other           118,663             9,414         156,081           26,690
     Professional fees                                      51,185            22,957         145,673           63,141
     Related party administration                           48,880            33,250         144,906           99,750
     Loss on write-off of proposed acquisition                   -                 -               -           21,000
     Loss on sale of trading securities                          -                 -               -           15,930
------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                   808,993           234,269       1,666,798          807,851
------------------------------------------------------------------------------------------------------------------------
Operating Loss                                            (750,648)         (208,188)     (1,524,371)        (737,984)
------------------------------------------------------------------------------------------------------------------------
Other Revenue
     Interest                                               42,635                 -          44,060                -
     Gain on sale of available-for-sale securities         275,129                 -       6,228,130                -
------------------------------------------------------------------------------------------------------------------------
Total Other Revenue                                        317,764                 -       6,272,190                -
------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                         (432,884)         (208,188)      4,747,819         (737,984)

Provisions For Income Taxes                                (10,243)                -      (2,110,243)               -
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                     $   (443,127)     $   (208,188)   $  2,637,576     $   (737,984)
========================================================================================================================
Net Income (Loss) Per Share
     Basic                                            $      (0.03)     $      (0.02)   $       0.20     $      (0.07)
     Diluted                                          $      (0.03)     $      (0.02)   $       0.19     $      (0.07)

Weighted Average Number Of Common Stock
Outstanding
     Basic                                              13,775,000        11,298,000      13,457,000       10,762,000
     Diluted                                            14,383,000        11,298,000      13,729,000       10,762,000



              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(unaudited)

                                                                                               FOR THE NINE      FOR THE NINE
                                                                                               MONTHS ENDED      MONTHS ENDED
                                                                                               FEBRUARY 28,      FEBRUARY 28,
                                                                                                   2006              2005
------------------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss)                                                                      $     2,637,576   $     (737,984)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
         Depletion, depreciation and impairment                                                      90,265           52,769
         Stock based compensation                                                                   490,079          192,274
         Loss on sale of trading securities                                                               -           15,930
         Gain on relinquishment of oil and gas                                                            -          (10,996)
         Write-off of proposed acquisition                                                                -           21,000
         Gain on sale of available-for-sale securities                                           (6,228,130)               -
         (Increase) decrease in accounts receivable                                                 (23,363)          14,165
         Decrease in prepaid expenses and other                                                        (530)          38,247
         Increase in accounts payable and accrued liabilities                                       (88,182)         131,937
         Increase in income taxes payable                                                         1,885,000                -
     (Decrease) increase in due to related parties                                                 (256,157)          92,562
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                            (1,493,442)        (190,096)
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities
     Cash paid for proposed acquisition                                                                   -          (21,000)
     Oil and gas interests                                                                         (722,826)            (381)
     Acquisition of equipment                                                                             -           (2,592)
     Acquisition of trading securities                                                                    -           (1,655)
     Proceeds on sale of trading securities                                                               -           14,058
     Proceeds on sale of available-for-sale securities                                            6,228,130                -
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                               5,505,304          (11,570)
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities
     Common stock issued for cash                                                                   499,750          183,510
     Acquisition of treasury stock                                                                  (90,559)               -
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                           409,191          183,510
-----------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents for the period                                                4,421,053          (18,156)

Cash and cash equivalents, beginning of period                                                      128,872           38,613
---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                    $     4,549,925   $       20,457
=============================================================================================================================

NON-CASH FINANCING ITEMS
     Common stock issued for debt                                                           $             -   $       52,164
     Stock options exercised for debt                                                                     -          114,740

SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                             $       225,243   $            -
     Interest paid                                                                                   36,451                -




              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Stated in U.S. Dollars)
(unaudited)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company's consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2005, has been omitted. The results of operations for the nine-month period ended February 28, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2006.

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

     In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, "SHARE BASED PAYMENT". SFAS 123R is a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION", and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award
     - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Stated in U.S. Dollars)
(unaudited)

2.   RECENT PRONOUNCEMENTS (CONTINUED)

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

3.   AVAILABLE-FOR-SALE SECURITIES

     At February 28, 2006, the Company owned 7,291,937 (May 31, 2005 - 11,200,000) ordinary shares of Pharmaxis Ltd. ("Pharmaxis"), an Australian company listed on the Australian Stock Exchange, which is an equity interest of approximately 4%. The Company records the ordinary shares of Pharmaxis at fair value. At February 28, 2006, the market value is recorded at $7,729,000, net of tax of $3,312,000, resulting in an unrealized gain of $7,728,999, which is recorded as other comprehensive income, a separate component of stockholders' equity.

     During the period ended February 28, 2006, the Company sold 3,908,063 Pharmaxis shares for gross proceeds of $6,228,130, and realized a gain of $6,228,130, before applicable taxes.

                                                                February 28,
                                                                    2006
                                                              -----------------

     7,291,937 ordinary shares                                  $ 7,729,000
                                                              =================


                                                                   May 31,
                                                                    2005
                                                              -----------------

     11,200,000 ordinary shares                                 $ 6,007,000
                                                              =================

4.   OIL AND GAS INTERESTS

                                                                      February 28,           May 31,
                                                                         2006                 2005
                                                                     -------------------------------------
     Proved oil and gas properties and related equipment
     - California, USA
                                                                     $           -      $     15,638
     - Saskatchewan, Canada                                                212,113           212,113
     - McLeod project, Alberta, Canada                                      89,079            68,155
                                                                     -------------------------------------

                                                                           301,192           295,906
     Non-producing oil and gas properties
     - Alberta, Canada
       - Bear Canyon project                                                24,195                 -
       - Peace River arch project                                          722,826                 -
     - Texas, USA                                                           34,385            34,385
                                                                     -------------------------------------
                                                                         1,082,598           330,291
     Accumulated depletion and impairment                                 (161,235)         (132,007)
                                                                     -------------------------------------

     Balance, end of period                                          $     921,363      $    198,284
                                                                     =====================================


PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Stated in U.S. Dollars)
(unaudited)


4.   OIL AND GAS INTERESTS (CONTINUED)

     a)  Saskatchewan, Canada

         On May 1, 2002, the Company acquired a 12.5% working interest in ten test wells located in Saskatchewan by incurring 15.625% of the costs. The Company participated in a second set of nine test wells in Saskatchewan, Canada, by agreeing to incur 15.625% of the costs to earn a 12.5% working interest.

         The Company entered into a participation agreement with Micron Enviro Systems Inc. ("Micron") dated March 27, 2003 where Micron earned a 3.5% working interest by incurring 5% of the associated costs. The Company also entered into a participation agreement with Butler Development Corporation ("Butler") dated April 28, 2003 where Butler earned a 3.5% working interest by incurring 5% of the associated costs and by paying the Company CAD$15,000.

         On November 14, 2003, the Company acquired a 12.5% working interest in a test well located in Saskatchewan and 6.25% in the balance of the farmout lands, by incurring 12.5% of the costs. A total of $nil (2004 -$1,324) in costs related to this well has been charged to operations, as the well was shut-in.

     b)  Alberta, Canada

         (i) By a Participation Agreement dated March 10, 2005, the Company acquired a 25% working interest in the Bear Canyon gas project. During the period ended February 28, 2006, the well was drilled and shut-in and the Company recognized an impairment charge of $24,195.

         (ii) On May 30, 2005, the Company acquired a 10% working interest in a test well (the "McLeod" project) located in Alberta by incurring 10% of the costs. The well was drilled in June 2005 and commenced operations in November 2005. A second test well was drilled in December 2005 and was shut-in January 2006and an impairment charge of $44,913 has been taken.

         (iii) The Company entered into Agreements dated November 8, 2005, to acquire a working interest in three projects located in the Lloydminster, Elnora and Atlee-Buffalo areas of Alberta. Under the terms of each of these Agreements, a test well is to be spudded on each property no later than December 31, 2005, now extended to
              June 30, 2006 due to poor weather and rig availability. The Company will earn a 50% interest in each test well subject to an overriding royalty convertible after pay-out such that if converted the Company would revert to a 30% working interest and a 30% interest in the balance of the farmout lands.

         (iv) The Company entered into an Agreement dated January 4, 2006, to acquire a 100% working interest in a test well located in the Halkirk area of Alberta. Under the terms of the Agreement, the test well is to be spudded no later than August 30, 2006. The Company will then earn a 100% interest in the test wells subject to an overriding royalty such that if converted after pay-out the Company would revert to a 50% working interest and a 50% interest in the balance of the farmout lands.

         (v) The Company entered into an Agreement dated January 19, 2006, to acquire a 90% working interest in two test wells located in the Peace River arch area of Alberta. Under the terms of the Agreement, the Company made a payment of $678,943 (CDN$779,495) to the title holder of the farmout lands together with two cash call payments totalling $43,883 (CDN$50,400); the two test wells are to be spudded no later than February 1, 2007. The Company will then earn a 90% interest in the test wells and a 54% interest in the balance of the farmout lands.
     c)  California, USA

         The Company has 0.75 of 1% of an interest in four test wells in Tehama County, California. The Company relinquished its interest in these test wells in fiscal 2005.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Stated in U.S. Dollars)
(unaudited)


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

     e)  Ukraine

         The Company does not intend to proceed at this time with drilling wells identified in a signed Memorandum of Understanding with Firma HAS in the oil and gas fields of Chernigivska, Sumska, Poltavaska and Kharkivska regions of Ukraine, which have been approved by the Ukrainian government.

     f)  Bolivia

         The Company has decided not to proceed with an agreement entered into dated November 1, 2005, to acquire a 30% working interest in the Warnes Field project, Santa Cruz, Bolivia.


5.   DUE TO RELATED PARTIES

     a) Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At February 28, 2006, amounts owing of $86,656 (May 31, 2005 - $342,813) were due to related parties.

     b) On May 1, 2005, the Company entered into a management agreement with the President of the Company for a term of 5 years with payments of $175,000 per annum. During the nine months ending February 28, 2006, the Company paid $131,250 (2004 - $36,000) in related party administration fees.

     c) During the nine months ending February 28, 2006, the Company paid to Officers of the Company $13,656 (2004 - $nil) in related party administration fees.


6.   COMMON STOCK

     On July 25, 2005, the Company effected a reverse stock split on the basis of the issue of one new common share for the cancellation of 10 old common shares. All share amounts have been retroactively adjusted for all periods presented.

     On March 27, 2006, the Company effected a forward stock split on the basis of the issue of two and one-half new common shares for the cancellation of 1 old common share. All share amounts have been retroactively adjusted for all periods presented.

     The Company is proposing the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. Net proceeds includes the costs related to the sale of the shares and related taxes. The directors have fixed July 30, 2004 as the record date. Each shareholder of record will receive the equivalent net proceeds of the sale of one Pharmaxis share for each 2.998 of pre-reverse and forward stock split Patch International Inc. shares owned. The distribution will take place after the Company has completed the final sale of its Pharmaxis investment and is subject to the Company receiving all required regulatory approvals.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Stated in U.S. Dollars)
(unaudited)


6.   COMMON STOCK (CONTINUED)

     Effective September 22, 2005, the Company filed a form S-8 Registration Statement in connection with a 2005 Stock Option Plan allowing for the granting of options to acquire shares up to a total of 900,000 shares (2,250,000 after reflecting reverse split).


     A summary of the Company's stock option activity is as follows:

                                               February 28,
                                                   2006
                                      ----------------------------------
                                                               Weighted
                                                  Number        Average
                                                      of       Exercise
                                                 Options          Price
                                      ----------------------------------

    Balance, beginning of period               1,370,000          $0.28
    Granted                                    2,175,000          $0.58
    Exercised                                 (1,157,500)         $0.34
                                      ----------------------------------

    Balance, end of period                     2,387,500          $0.53
                                      ===================-==============

    As at February 28, 2006, the following options are outstanding:

                                                               OUTSTANDING                               EXERCISABLE
                        ---------------------------------------------------     -------------------------------------
                                               Weighted                                                     Weighted
                                                Average           Weighted                                   Average
                                 Number       Remaining            Average                 Number           Exercise
              Exercise               of     Contractual           Exercise                     Of              Price
                 Price           Shares    Life (years)              Price                 Shares           Weighted
    -----------------------------------------------------------------------     ------------------------------------
      $    0.26 - 0.80        2,387,500            2.40              $0.53              2,387,500              $0.53
                        ---------------------------------------------------     ------------------------------------

                              2,387,500            2.40              $0.53              2,387,500              $0.53
                        ===================================================     ====================================


     The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "ACCOUNTING FOR STOCK BASED COMPENSATION". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned. During the nine months ended February 28, 2006, stock-based compensation for consultants amounting to $490,079 was recorded on 250,000 stock options priced at $0.40 per share, 250,000 stock options priced at $0.48 per share, 562,500 stock options priced at $0.56 per share, and 512,500 stock options priced at $0.80 per share and is included in consulting expenses.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Stated in U.S. Dollars)
(unaudited)


6.   COMMON STOCK (CONTINUED)

     Had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net loss and loss per share would have been as follows:

                                                          Three Months Ended               Nine Months Ended
                                                             February 28,                    February 28,
                                                         2006            2005            2006            2005
                                                     ------------------------------------------------------------

     Net income (loss) - as reported                 $ (443,127)     $ (208,188)   $  2,637,576     $  (737,984)
        Add: Stock-based compensation expense
        included in net loss - as reported              248,950          47,875         490,079         192,274
        Deduct: Stock-based compensation expense
        determined under fair value method             (292,832)        (47,875)       (755,711)       (226,169)
                                                     ------------------------------------------------------------

     Net income (loss) - Pro-Forma                   $ (487,009)     $ (208,188)   $  2,371,944     $  (771,879)
                                                     ============================================================

     Basic net income (loss) per share -             $    (0.03)     $    (0.02)   $       0.20     $     (0.07)
     as reported
     Diluted net income (loss) per share -
     as reported                                     $    (0.03)     $    (0.02)   $       0.19     $     (0.07)

     Basic net income (loss) per share -
     Pro-Forma                                       $    (0.04)     $    (0.02)   $       0.17     $     (0.07)
     Diluted net income (loss) per share -
     Pro-Forma                                       $    (0.03)     $    (0.02)   $       0.17     $     (0.07)

     The fair value of each option granted during the nine months February 28, 2006 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 156%, risk free interest rate of 3.93%, and weighted average expected option terms of 1.6 years.


7.   COMPREHENSIVE INCOME (LOSS)

     Components of comprehensive income (loss) are as follows:

                                                        Three Months Ended              Nine Months Ended
                                                           February 28,                    February 28,
                                                         2006            2005           2006            2005
                                                     -----------------------------------------------------------
     Net income (loss) for the period                $ (443,127)    $  (208,188)    $ 2,637,576    $  (737,984)
                                                     -----------------------------------------------------------

     Other comprehensive income (loss) arising during the period -

     Securities held-for-resale:
        Reclassification adjustment - realized
        gain  (loss)                                   (186,000)              -      (1,865,000)             -
        Holding gain (loss)                             500,000       1,912,000       3,587,000      4,191,000
                                                     -----------------------------------------------------------
     Net gain (loss) on securities held-for-resale      314,000       1,912,000       1,722,000      4,191,000
        recognized in other comprehensive income
                                                     -----------------------------------------------------------

     Comprehensive income (loss) for the period      $ (129,127)    $ 1,703,812     $ 4,359,576    $ 3,453,016
                                                     ===========================================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2006
(Stated in U.S. Dollars)
(unaudited)


8.   COMMITMENTS

     a) The Company entered into a consulting agreement dated May 1, 2005 for the provision of consulting services for a term of 5 years. The Company agreed to pay $75,000 per annum.

     b) The Company entered into a consulting agreement effective October 15, 2005, for the provision of consulting services for a term of six months. The Company agreed to pay $5,000 per month and issue 30,000 restricted shares of common stock. This contract has been extended effective April 15, 2006 for an additional twelve months at a rate of $10,000 per month.

    c) The Company entered into a consulting agreement effective December 1, 2005, with a director of the Company for the provision of consulting services. The Company must pay $20,534 (CDN$24,000) per annum.

    d) On February 3, 2006, the Company, through its subsidiary, Patch Energy Inc. ("Energy"), incorporated a wholly-owned subsidiary, Patch Oilsands Ltd. ("Oilsands"). On February 27, 2006, the Company formed a Canadian Limited Partnership, Patch Oilsands Limited Partnership (the "Partnership"), of which Energy owns a 75% interest and Oilsands is the general partner. The purpose of the Partnership is to pursue the acquisition, exploration and development of land or other property interests primarily in the Alberta Oil Sands. Under the terms of the Partnership Agreement, Energy can subscribe for units at a preferential rate to the current minority limited partners, Habanero Resources Inc., which owns 20.8333%, and Micron Enviro Systems, which owns 4.1667%. Habanero and Micron have to pay a multiple of 1.285714 of the base subscription price for all subscription funds raised, except that portion which applies to cover the cost of the Company's shares purchased by the Partnership and used as consideration in transactions undertaken by the Partnership. The difference in preferential subscription pricing expires at the earlier of $4,359,000 (CD$5,000,000) in capital raised or the purchase of units directly from the Partnership by another third party company. Since quarter end February 28, 2006 Energy has advanced $1,611,807 (CDN$1,873,279) in tranches representing its share of the initial subscription contribution to the Partnership.

         On February 28, 2006, the Partnership entered into an agreement for the acquisition of an Alberta oil sands property located just south of Fort McMurray in the area of Leismer, Alberta, Canada. The property is divided into two half sections called Block A and Block B. On March 2, 2006, the Partnership paid $703,359 (CDN$800,000) and issued 175,000 shares of the Company, subject to Section 144 trading restriction, for a 40% working interest in Block A. On March 30, 2006 the Partnership paid an additional $426,694 (CDN$500,000) to earn a further 40% working interest in Block A. The Partnership has the option, exercisable on or before April 1, 2007, to acquire an 80% interest in Block B for the payment of $1,133,340 (CDN$1,300,000 and 100,000 additional shares of the Company. Both Block A and B are subject to a 5% overriding royalty. The Partnership must fund 80% of the costs of a 3D seismic program covering approximately 1.2 square miles over the Block A and Block B lands on or before March 1, 2007. The Partnership must also fund a Test Well on the Block A lands which must be spud by March 1, 2007.

         On April 5, 2006, Energy acquired three crown oil sands leases, comprising four sections (1,024 hectares) at the Alberta Crown Oil Sands sale for $421,672 (CDN$479,315). The initial lease term is for 5 years with annual rental payable to the Alberta Crown of $3.05 (CDN$3.50) per hectare. On April 13, 2006 Energy entered into a Letter of Intent to assign these leases to the Partnership for $653,937 (CDN$750,000).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

The Company's business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. The Company had not generated any revenues from product sales, royalties or license fees. Due to the inability of the Company to obtain funding and/or partners to pursue its pharmaceutical projects, it decided to seek other business opportunities. As of March 15, 2004, the Company consummated the Arrangement Agreement with Patch Energy Inc. ("Energy") under which the Company acquired Energy, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Energy is a wholly owned subsidiary of the Company. In the arrangement, each issued common share of Energy was exchanged for one common share of the Company. A total of 18,232,625 shares (4,558,155 post-reverse and forward split shares) were issued, bringing the issued and outstanding shares of the Company to 38,224,372 at that time.

The acquisition has been treated for accounting purposes as an acquisition by Energy of the net assets and liabilities of the Company. Because Energy is deemed to be the purchaser for accounting purposes, the consolidated financial statements are presented as a continuation of Energy and include the results of operations of Energy since incorporation on February 11, 2002, and the results of operations of the Company since the date of acquisition on March 15, 2004.

A 10:1 reverse split of the Company's stock was made effective on July 25, 2005. A 2.5 forward split of the Company's stock was made effective on March 27, 2006.

On February 3, 2006 the Company, through Energy, formed a new subsidiary, Patch Oilsands Ltd. ("Oilsands"). On February 27, 2006 the Company, through Energy, formed Patch Oilsands Limited Partnership ("Partnership") in which Energy owns 75% of the Limited Partnership units, Habanero Resources Inc., 20.8333% and Micron Enviro Systems Inc., 4.1667%. David Stadnyk, an officer and director of the Company, Energy and Oilsands at the time the Partnership was formed, had a finder's agreement with Habanero Resources and a consulting agreement with Micron Enviro Systems.

Mr. Stadnyk has resigned all of his officer and director positions with the Company and Energy, except for Oilsands effective April 7, 2006 but remains as a consultant to the Company.

Under the terms of the Partnership Agreement Energy may subscribe for units, where unit proceeds are for other than the purchase of stock in the Company by the Partnership for consideration in transactions undertaken by the Partnership, at a preferential price to the two minority limited partners, such that they pay a multiple of 1.28571 of Energy's subscription price, up to the earlier of $4,359,000 (CDN$5,000,000) in capital contribution or the introduction of another third party limited partner. Oilsands will manage the Partnership in its capacity as General Partner.

ACCOUNTING POLICIES

The Company follows the successful efforts method of accounting for its oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or non-productive development wells are capitalized while the costs of non-productive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties and
related  support  equipment,   after  considering
estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2006. The Company generated $58,345 in oil and gas revenues for the three months ended February 28, 2006, an increase of $32,264 or 123.7% from the comparable 2005 period. The increase was due to an increase in the market price of oil, and some increase in production due to a new well. Oil and gas production, royalties and other expenses increased from $9,414 in 2005 to $118,663 in 2006, making the Company's oil and gas operations a loss of $60,318 in the February 28, 2006 quarter versus a profit of $16,667 in the comparable 2005 period.

Expenses, other than oil and gas production expenses, were $690,330 for the quarter ended February 28, 2006, as compared to $224,855 for the comparable 2005 period, an increase of $465,475 or 207%. The increase in non-oil and gas expenses is primarily due to higher consulting expense, which increased by $290,364 or 384% to $365,919 versus an expense of $75,555 in the comparable 2005 period. Consulting expense in the quarter ended February 28, 2006 included $248,950 of stock-based compensation, consisting of stock options, versus $47,875 in the comparable 2005 period, an increase of $201,075 or 420%. General and administrative, depletion, depreciation and impairment, investor relations, and professional expenses also increased significantly. Depletion, depreciation and impairment increased, due to the write down of a shut-in well in the McLeod region of Alberta, Canada, to $55,640 versus $3,708 in the comparable 2005 period, an increase of $51,932 or 1,400%,. The increase in expenses in the Company reflects the greater level of activity on the part of the Company with regard to its oil and gas operations, as well as operations relating to the disposition of its position in Pharmaxis.

As a result of the increased expenses for the quarter ended February 28, 2006, the Company incurred an operating loss of $750,648 versus $208,188 in the comparable 2005 period, an increase in operating loss of $574,724 or 260%.

During the quarter ended February 28, 2006, the Company realized a gain of $275,129 from the sale of its available for sale Pharmaxis shares, before applicable taxes, and interest income of $42,635 versus $nil gain on the sale of available shares and interest income in the comparable 2005 period. Provision has been made for taxes of $10,243 in the quarter ended February 28, 2006 versus nil in the comparable 2005 quarter.

The result is a net loss for the quarter ended February 28, 2006 of $443,127 versus a net loss of $208,188 in the comparable 2005 period, an increase in loss of $234,939 or 108%.

NINE MONTHS ENDED FEBRUARY 28, 2006. The Company generated $142,427 in oil and gas revenues for the nine months ended February 28, 2006, an increase of $72,560 or 104% over the comparable 2005 period. The increase was due to an increase in the market price of oil and some increase in production. Oil and gas production, royalties and other expenses increased from $26,690 in 2005 to $156,081 in 2006, resulting in a loss of $13,654 in the Company's oil and gas operations versus a profit of $43,177 in the 2005 comparable period.

Expenses, other than oil and gas production expenses, were $1,510,717 for the nine months ended February 28, 2006, versus $781,161 for the comparable 2005 period, an increase of $729,556 or 93%. The increase in non-oil and gas expenses is due primarily to an increase in consulting, professional, general and administrative, investor relations, and related party administration expenses. Consulting expense in the nine months ended February 28, 2006 was $795,348 versus $306,663 in the comparable 2005 period, an increase of $488,685 or 159%. Included in consulting expense in 2006 is $490,079 of stock-based compensation, consisting of stock options, versus $192,274 in the comparable 2005 period, an increase in expense of $297,805 or 155%. The increase in expenses in the Company reflects the greater level of activity on the part of the Company with regard to its oil and gas operations, as well as operations relating to the disposition of its position in Pharmaxis.

As a result of the increased expenses for the nine months ended February 28, 2006, the Company incurred an operating loss of $1,524,371 versus $737,984 in the comparable 2005 period, an increase in operating loss of $786,387 or 107%.

During the nine months ended February 28, 2006, the Company realized a gain of $6,228,130 from the sale of its available for sale Pharmaxis shares, before applicable taxes, and interest income of $44,060 versus $nil gain on the sale of available shares and interest income in the comparable 2005 period. Provision has been made for taxes of $2,110,243 in the nine months ended February 28, 2006 versus $nil in the comparable 2005 quarter.

The result is a net income for the nine months ended February 28, 2006 of $2,637,576 versus a net loss of $737,984 in the comparable 2005 period, an increase in net income of $3,375,560 or 457%.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended February 28, 2006, the Company used $1,493,442 for its operations, as compared to $190,096 for the 2005 period. This was primarily due to the increased operating loss generated in fiscal 2006. The Company's sale of Pharmaxis shares provided cash of $6,228,130 before taxes, while $722,826 was used for oil and gas interests, resulting in net cash of $5,505,304 provided by investing activities in 2006. This compared to using $11,570 in fiscal 2005. Financing activities provided $499,750 from the sale of stock less $90,559 used in acquiring stock under the company's stock repurchase plan for net cash provided by financing activities of $409,191 versus $183,510 provided from the sale of stock in fiscal 2005.

At February 28, 2006, the Company had working capital of $2,372,704, as compared to a deficit of $441,549 at May 31, 2005.

At February 28, 2006, the Company owns 7,291,937 shares of Pharmaxis Ltd, recorded at a market value of $7,729,000, net of tax of $3,312,000. At May 31, 2005, the market value was recorded at $6,007,000.

The Company believes it has sufficient working capital on hand, together with proceeds from its proposed sales of its Pharmaxis shares, and with proceeds from sale of stock, to fund its planned oil and gas operations and expenses for the next 12 months and its proposed dividend.

PLAN OF OPERATION

The Company is planning to use a portion of the proceeds from the sale of its Pharmaxis shares to fund the acquisition and exploration of oil and gas properties and to repurchase some of it shares.

The Company is proposing the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. Net proceeds includes the costs related to the sale of the shares and related taxes. The directors have fixed July 30, 2004 as the record date. Each shareholder of record will receive the equivalent net proceeds of the sale of one Pharmaxis share for each 2.998 of pre-reverse and forward stock split Patch International Inc. shares owned. The distribution will take place after the Company has completed the final sale of its Pharmaxis investment and is subject to the Company receiving all required regulatory approvals.

The Company has decided not to proceed with an Agreement it entered into as of November 1, 2005 to acquire a 30% working interest in the Warnes Field project, Santa Cruz, Bolivia.

The Company does not intend to proceed at this time with drilling wells in the Ukraine as outlined in a Memorandum of Understanding with Firma HAS.

The Company entered into agreements in November 8, 2005 to acquire a working interest in three projects located in the Lloydminster, Elnora and Atlee-Buffalo areas of Alberta, Canada. Under the terms of each of these agreements, a test well is to be spudded no later than December 31, 2005, now extended to June 30, 2006 because of weather and drill rig availability. The Company will earn a 50% interest in each test wells subject to a overriding royalty convertible after pay-out which would reduce the Company interest to 30% and a 30% interest in the balance of the farm-out lands.

On January 4, 2006 the Company entered into an agreement to acquire a 100% working interest in a gas test well, in the Halkirk, area of Alberta, subject to an overriding royalty convertible after pay-out which would reduce the Company interest to 50% and a 50% working interest in the balance of farm-out lands.

On January 19, 2006 the Company acquired a working interest in a two test well oil and gas project located in the Peace River arch area of Alberta. Under the terms of the Agreement the Company will fund 90% of the costs to earn a 54% interest, after pay-out and conversion of an overriding royalty, and a 54% interest in the balance of the farm-out lands. To-date the Company has paid a property payment of $678,943 and has made cash calls on the two wells totaling $43,883.

On February 27, 2006 the Company formed Patch Oilsands Limited Partnership ("Partnership") in which it owns 75% of the Limited Partnership units. Patch Oilsands Ltd, a subsidiary formed by the Company on February 3, 2006 will manage this Partnership.

On February 28, 2006, the Partnership entered into an agreement for the acquisition of an Alberta oil sands property located just south of Fort McMurray in the area of Leismer, Alberta, Canada. The property is divided into two half sections called Block A and Block B. On March 2, 2006, the Partnership paid $703,359 (CCDN$800,000) and issued 175,000 shares of the Company, subject to
Section 144 trading restriction, for a 40% working interest in Block A. On March 30, 2006, the Partnership paid an additional $426,694 (CDN$500,000) to earn a further 40% working interest in Block A. The Partnership has the option, exercisable on or before April 1, 2007, to acquire an 80% interest in Block B for the payment of $1,133,340 (CDN$1,300,000 and 100,000 additional shares of the Company. Both Block A and B are subject to a 5% overriding royalty. The Partnership must fund 80% of the costs of a 3D seismic program covering approximately 1.2 square miles over the Block A and Block B lands on or before March 1, 2007. The Partnership must also fund a Test Well on the Block A lands which must be spudded by March 1, 2007.

On April 5, 2006, Energy acquired three oil sands leases, comprising four sections (1,024 hectares), at the Alberta Crown Oil Sands sale for $421,672 (CDN$479,315). On April 13, 2006, the Company assigned these leases to the Partnership for $653,937 (Cdn$750,000).

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended May 31, 2005, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) required accounting changes; and (5) other factors over which the Company has little or no control.

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. In his opinion, the disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting that occurred during our last fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of shares repurchased for cancellation by the Company in the quarter ended February 28, 2006 after allowing for the 2.5 forward split in the Company.

   PERIOD     (A) TOTAL NUMBER     (B) AVERAGE     (C) TOTAL NUMBER OF SHARES   (D) MAXIMUM NUMBER (OR APPROXIMATE
                OF SHARES (OR     PRICE PAID PER  (OR UNITS) PURCHASED AS PART  DOLLAR VALUE) OF SHARES (OR UNITS)
              UNITS) PURCHASED   SHARE (OR UNIT)   OF PUBLICLY ANNOUNCED PLANS    THAT MAY YET BE PURCHASED UNDER
                                                           OR PROGRAMS                 THE PLANS OR PROGRAMS
-------------------------------------------------------------------------------------------------------------------
Dec 1, 2005        181,250            $0.49                  181,250                          496,250
 - Dec 31,
    2005
-------------------------------------------------------------------------------------------------------------------
Jan 1, 2006         5,000             $0.44                  186,250                          491,250
 - Jan 31,
    2006
-------------------------------------------------------------------------------------------------------------------
Feb 1, 2006           0                 0                    186,250                          491,250
 - Feb 28,
    2006
-------------------------------------------------------------------------------------------------------------------
   Total           186,250            $0.49                  186,250                          491,250
-------------------------------------------------------------------------------------------------------------------

-----------------

1) The share repurchase program was announced November 17, 2005 effective December 1, 2005
2)   677,500 post forward split shares were approved
3)   The repurchase program ends November 30, 2006

112,808 post forward split shares were purchased in the quarter that did not satisfy safe harbor requirements per Rule10b-18.

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

       3.4          Certificate of Change Pursuant to NRS 78.209

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

    REGULATION
    S-B NUMBER                                EXHIBIT

       31.1 Rule 13a-14(a) Certification of Principal Executive and Financial Officer

       32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004.
(3) Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated June 15, 2004.
(4) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2005.
(5) Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated July 8, 2005.
(6) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(7) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004.
(8) Incorporated by reference to the exhibits filed with the registrant's registration statement on Form S-8, file number 333-120277, filed November 8, 2004.
(9) Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated March 14, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PATCH INTERNATIONAL INC.
                                  (REGISTRANT)

Date:  April 13, 2006             By: /s/ JOHN THORNTON
                                     -------------------------------------------
                                      John Thornton, Interim President
                                      (Principal financial officer)