Form 10QSB/A
period 2006-02-28
PATCH INTERNATIONAL INC/CN
filed 2006-05-01
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

                         PART I - FINANCIAL INFORMATION

The registrant is filing this amendment to reflect the correction in the dividend rate that appeared in Note 6 of the notes to the financial statements and in Item 2. Management's Discussion and Analysis or Plan of Operation - Plan of Operation.


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


     The Company is proposing the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. Net proceeds includes the costs related to the sale of the shares and related taxes. The directors have fixed July 30, 2004 as the record date. Each shareholder of record will receive the equivalent net proceeds of the sale of one Pharmaxis share for each 7.497 of pre-reverse and forward stock split Patch International Inc. shares owned. The distribution will take place after the Company has completed the final sale of its Pharmaxis investment and is subject to the Company receiving all required regulatory approvals.

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


The Company is proposing the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. Net proceeds includes the costs related to the sale of the shares and related taxes. The directors have fixed July 30, 2004 as the record date. Each shareholder of record will receive the equivalent net proceeds of the sale of one Pharmaxis share for each 7.497 of pre-reverse and forward stock split Patch International Inc. shares owned. The distribution will take place after the Company has completed the final sale of its Pharmaxis investment and is subject to the Company receiving all required regulatory approvals.


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

                                  PATCH INTERNATIONAL INC.
                                  (REGISTRANT)

Date:  April 27, 2006             By: /s/ JOHN THORNTON
                                     -------------------------------------------
                                      John Thornton, Interim President
                                      (Principal financial officer)