Form 10KSB
period 2006-05-31
PATCH INTERNATIONAL INC/CN
filed 2006-08-24
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     FOR THE FISCAL YEAR ENDED MAY 31, 2006

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

   666 BURRARD STREET, SUITE 1220, VANCOUVER, BRITISH COLUMBIA V6C 2X8 CANADA
          (Address of principal executive offices)             (Zip Code)

                    Issuer's telephone number: (604) 688-2790

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

State issuer's revenues for its most recent fiscal year:  $178,594

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $16,210,121 AS OF AUGUST 10, 2006

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,752,862 SHARES OF COMMON STOCK AS OF AUGUST 10, 2006

Transitional Small Business Disclosure Format (Check one):  Yes    ; No  X
                                                               ----    ----

                       GLOSSARY OF CERTAIN INDUSTRY TERMS

         The definitions set forth below shall apply to the indicated terms as used herein. All volumes of natural gas referred to herein are stated at the legal pressure base of the state or area where the reserves exist and at 60 degrees Fahrenheit and in most instances are rounded to the nearest major multiple.

         AFTER PAYOUT. With respect to an oil or gas interest in a property, refers to the time period after which the costs to drill and equip a well have been recovered.

         BBL. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

         BEFORE PAYOUT. With respect to an oil or gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

         CASING. Pipe cemented in the well to seal off formation fluids or keep the hole from caving in.

         COMPLETION. The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

         DEVELOPED  ACREAGE.   The  number  of  acres  which  are  allocated  or
assignable to producing wells or wells capable of production.

         DEVELOPMENT WELL. A well drilled within the proved area of an oil or gas reservoir to the depth of a stratigraphic horizon known to be productive.

         DRY  HOLE  OR  WELL.   A  well  found  to  be  incapable  of  producing
hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         EXPLORATORY WELL. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

         FARM-IN OR FARM-OUT. An agreement where under the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out."

         FIELD. An area consisting of a single reservoir or multiple reservoirs all grouped on or related to the same individual geological structural feature and/or stratigraphic condition.

         FINDING COSTS. Costs associated with acquiring and developing proved oil and natural gas reserves which are capitalized pursuant to generally accepted accounting principles, including all costs involved in acquiring acreage, geological and geophysical work and the cost of drilling and completing wells.

         FRACTURING OR "FRAC". A method of breaking down a formation by pumping fluid at very high pressures. The objective is to increase production rates from a reservoir.

         GROSS ACRES OR GROSS WELLS. The total acres or wells, as the case may be, in which a working interest is owned.

         MCF. One thousand cubic feet of natural gas.

         MUD. A mixture of base substance and additives used to lubricate the drill bit and to counteract the natural pressure of the formation.

         NET ACRES OR NET WELLS. The sum of the fractional working interests owned in gross acres or gross wells. Net acreage or wells is obtained by multiplying gross acreage or wells by the working interest percentage in the properties.

         NET REVENUE INTEREST. The operating interest used to determine the owner's share of total production.

         PRESENT VALUE. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to nonproperty-related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10%.

         PRODUCTIVE WELL. A well that is found to be capable of producing hydrocarbons in sufficient quantities such that proceeds from the sale of such production exceed production expenses and taxes.

         PROVED DEVELOPED NONPRODUCING RESERVES. Proved developed reserves expected to be recovered from zones behind casing in existing wells.

         PROVED DEVELOPED PRODUCING RESERVES. Proved developed reserves that are expected to be recovered from completion intervals currently open in existing wells and able to produce to market.

         PROVED DEVELOPED RESERVES. Proved reserves that can be expected to be recovered from existing wells with existing equipment and operating methods.

         PROVED RESERVES. The estimated quantities of crude oil, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions.

         PROVED UNDEVELOPED LOCATION. A site on which a development well can be drilled consistent with spacing rules for purposes of recovering proved undeveloped reserves.

         PROVED UNDEVELOPED RESERVES. Proved reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.

         PV-10 VALUE. The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10%.

         RECOMPLETION. The completion for production of an existing well bore in another formation from that in which the well has been previously completed.

         ROYALTY INTEREST. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

         SHUT-IN WELL. A well which is capable of producing but is not presently producing. Reasons for a well being shut in may be lack of equipment, market or other.

         SPUD. The operation of drilling the first part of a new well.

         3-D SEISMIC DATA. Three-dimensional pictures of the subsurface created by collecting and measuring the intensity and timing of sound waves transmitted into the earth as they reflect back to the surface.

         UNDEVELOPED ACREAGE. Lease acreage on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and natural gas regardless of whether such acreage contains proved reserves.

         WORKING INTEREST. The operating interest that gives the owner the right to drill, produce and conduct operating activities on the property and a share of production.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

         The business of Patch International Inc. and its subsidiaries (the "Company") is the exploration, development and production of oil and natural gas reserves. The main focus is on producing oil and gas assets located in the Kerrobert area in the Province of Saskatchewan, Canada and on other oil and gas assets, including oilsands leases, located in Alberta, Canada. Principal capital expenditures of the Company through May 31, 2006 were $3,158,070 for the acquisition, exploration, and development of its interests in the oil and gas properties.

         Previously the Company's business was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. The Company had not generated any revenues from product sales, royalties or license fees. Due to the inability of the Company to obtain funding and/or partners to pursue its pharmaceutical projects, it decided to seek other business opportunities. On October 20, 2003, Patch International Inc. ("International") entered into an Arrangement Agreement to acquire Patch Energy Inc., a privately-held company existing under the CANADA BUSINESS CORPORATIONS ACT ("Energy").

         At the Energy  shareholders'  meeting on February 20, 2004,  the Energy
shareholders   approved  the  Plan  of  Arrangement.   As  of  March  15,  2004,
International acquired Energy as a wholly owned subsidiary.

         On June 15, 2004, International changed its domicile to Nevada and changed its name to Patch International Inc.

BACKGROUND AND CORPORATE STRUCTURE

         International was incorporated as Praxis Pharmaceuticals, Inc. on June 20, 1997 under the laws of the State of Nevada ("Praxis-Nevada"). In June 1998, Praxis-Nevada engaged in a reverse acquisition transaction with Micronetics, Inc., a company incorporated in Utah on December 31, 1981, where the shareholders of Praxis-Nevada gained control over Micronetics. Micronetics then changed its name to Praxis Pharmaceuticals Inc. ("Pharmaceuticals"). Immediately after the reverse acquisition transaction, the shareholders of Praxis-Nevada held approximately 98% of the outstanding shares of Pharmaceuticals. Praxis-Nevada was merged into Pharmaceuticals effective June 30, 2002, thereby eliminating Praxis-Nevada as a subsidiary of Pharmaceuticals.

         A wholly owned Australian subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd. (ACN 082 811 630) was formed in May 1998 as a private company. In October 1999 an equity investment was made in this subsidiary by Rothschild Bioscience Managers Limited (now known as GBS Venture Partners Ltd), which reduced Pharmaceuticals' equity ownership to 35%. The funds raised were used for the development of autoimmune disease research licensed from Anutech Pty Ltd, the development arm of the Australian National University. Praxis-Australia changed its name to "Pharmaxis Ltd" in June 2002. An additional equity investment was made in Pharmaxis in August 2002, which reduced Pharmaceuticals' equity ownership to 19.6%. Pharmaceuticals' equity ownership was further reduced to 10.4% upon completion of an initial public offering by Pharmaxis in November 2003, and current stands at less than 5% due to further share issuances by Pharmaxis and due to the sale of Pharmaxis shares by the Company. Pharmaxis is listed on the Australian Stock Exchange under the symbol "PXS".

Pharmaxis is a specialist pharmaceutical company committed to the research, development and commercialization of human therapeutic products for chronic respiratory and autoimmune diseases and the development of an improved lung function test.

         The 11,200,000 Pharmaxis shares held for resale were restricted from trading until November 11, 2005. In addition, the Company had entered into an agreement not to sell 65% (7,280,000) of its Pharmaxis shares for a further lock-up period that expired February 28, 2006.

         The Company has proposed the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis. Net proceeds includes the costs related to the sale of the shares and related taxes. The directors have fixed July 30, 2004 as record date. The dividend is subject to the Company receiving all required regulatory approvals.

         A second wholly owned Australian subsidiary, Praxis Pharmaceuticals International Pty. Ltd. (ACN 092 654 870) ("Praxis-International"), was formed on May 2, 2000. Praxis-International was dissolved effective March 3, 2004.

         As of March 15, 2004, International consummated the Arrangement Agreement with Energy under which International acquired Energy, a privately-held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction. As a result of the acquisition, Energy is a wholly owned subsidiary of International. In the arrangement, each issued common share of Energy was exchanged for one common share of International. A total of 18,232,625 shares (4,558,155 post-reverse and forward split shares) were issued, bringing the issued and outstanding shares of International to 38,224,372 at that time. David Stadnyk, a former officer and director of International, then controlled approximately two-thirds of the Energy shares. He controlled approximately 17.1% of the outstanding shares of International as of August 10, 2006.

         The acquisition has been treated for accounting purposes as an acquisition by Energy of the net assets and liabilities of International.
Because Energy is deemed to be the purchaser for accounting purposes, the consolidated financial statements are presented as a continuation of Energy and include the results of operations of Energy since incorporation on February 11, 2002, and the results of operations of International since the date of acquisition on March 15, 2004.

         As of July 25, 2005, the Company effected a 1-for-10 reverse split of its common stock and as of March 27, 2006, it effected a 2.5-for-1 forward split on its common stock. All share amounts have been adjusted to reflect these splits unless otherwise noted.

HISTORY AND DEVELOPMENT OF ENERGY

         DEVELOPMENT OF ENERGY. Energy was incorporated on February 11, 2002 under the name "Patch Energy Inc." by registration of Memorandum and Articles under the COMPANY ACT of British Columbia, Canada. Effective January 16, 2003, Energy continued jurisdiction of incorporation from the COMPANY ACT of British Columbia to the CANADA BUSINESS CORPORATIONS ACT and as a result is now a federally incorporated company.

         THE BUSINESS OF ENERGY. Energy's principal business has been the exploration, development and production of oil and natural gas reserves through participation in farmout arrangements where third parties act as the operator of the project. Energy's main focus had been on its assets located in the Kerrobert area in the Province of Saskatchewan, Canada.

PATCH OILSANDS LTD. AND PATCH OILSANDS LIMITED PARTNERSHIP

         On February 3, 2006, Energy formed a wholly-owned subsidiary, Patch Oilsands Ltd. ("Oilsands") in the Province of British Columbia. On February 27, 2006, Oilsands formed a Canadian limited partnership, Patch Oilsands Limited Partnership (the "Partnership"), of which Energy owns a 75% interest and Oilsands is the general partner. The purpose of the Partnership is to pursue the acquisition, exploration and development of land or other property interests primarily in the Alberta Oil Sands area of Canada.

         Under the terms of the limited partnership agreement, Energy can subscribe for units at a preferential rate to the current minority limited partners, Habanero Resources Inc. ("Habanero") and Micron Enviro Systems ("Micron"). Habanero owns 20.8333% interest while Micron owns 4.1667% interest. Habanero and Micron have to pay a multiple of 1.285714 of the base subscription price for all subscription funds raised, except that portion which applies to cover the cost of the Company's shares purchased by the Partnership and used as consideration in transactions undertaken by the Partnership. The difference in the preferential subscription pricing expires at the earlier of $4,538,000 (CDN$5,000,000) in capital raised or the date that the Partnership accepts a new limited partner. As of May 31, 2006, Energy had advanced $1,594,334 (CDN$1,873,279) in tranches representing its share of the initial subscription contribution to the Partnership.

         David Stadnyk, an officer and director of the Company at the time the Partnership was formed, had a finder's agreement with Habanero and a consulting agreement with Micron. Mr. Stadnyk has resigned all of his officer and director positions with the Company, except for President of Oilsands, effective April 7, 2006, but remains as a consultant to the Company.

PRINCIPAL PRODUCTS

         The Company conducts exploration activities to locate natural gas and crude petroleum. The Company produces light crude oil in Saskatchewan and Alberta, Canada. Such products are generally sold at the wellhead to purchasers in the immediate area where the products are produced.

COMPETITION

         Oil and gas exploration and acquisition of undeveloped properties is a highly competitive and speculative business. The Company competes with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources. The Company does not hold a significant competitive position in the oil and gas industry.

GOVERNMENTAL REGULATION/ENVIRONMENTAL ISSUES

         The Company's oil and gas operations are subject to various federal, provincial and local governmental regulations. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to the results of operations of the Company. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations.

         The Company is subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment. In operating and owning petroleum interests, it may be liable for damages and the costs of removing hydrocarbon spills for which the Company would be held responsible. Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering the Company liable for environmental damage without regard to actual negligence or fault. Such laws and regulations may expose it to liability for the conduct of, or conditions caused by, others or for its own acts. The Company believes that it has complied in all material respects with applicable environmental laws and regulations.

EMPLOYEES

         As of July 31, 2006, the Company had 1 full-time employee.

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


ITEM 2.  DESCRIPTION OF PROPERTY.

KERROBERT AREA, SASKATCHEWAN, CANADA

         On May 1, 2002, the Company entered into a farmout agreement (the "Farmout Agreement") with True Energy Inc. ("True Energy") and Arsenal Energy Inc. ("Arsenal Energy"), pursuant to which it participated in the drilling of ten test wells located in the Kerrobert area of Saskatchewan, Canada. Pursuant to the terms of the Farmout Agreement, the Company had the right to earn 12.5% interest in the Farmout Lands (as defined in the Farmout Agreement) by incurring 15.625% of the drilling costs for the wells.

         The assets cover approximately 40 acres, with the potential of up to 80 drillable locations, as well spacing rules in Saskatchewan allow one-half acre per location. The Company earned a 12.5% working interest in 10 test wells on the properties in January 2003 however it assigned a 4.167% working interest in the 10 test wells to Fairchild, pursuant to the Fairchild First Participation Agreement described below. This interest was relinquished back to the Company on April 15, 2005.

         On December 2, 2002, the Company entered into a participation agreement with Fairchild (the "Fairchild First Participation Agreement"). Pursuant to the terms of the Farmout Agreement, the Company had the right to earn a 12.5% interest in the Farmout Lands (as defined in the Farmout Agreement) by incurring 15.625% of the costs (the "Initial Costs") associated with the Test Wells (as defined in the Farmout Agreement). Pursuant to the terms of the participation agreement, Fairchild had the right to earn up to a one-third (1/3) share of the Interest (the "Partial Interest"), being a 4.167% interest in the 10 Test Wells in consideration of incurring an equal portion of the costs to a maximum of 5.208% of the costs associated with the Test Wells. In order for Fairchild to earn a Partial Interest, it was to pay for costs otherwise to be incurred by the Company pursuant to the terms of the Farmout Agreement, equal to the amount of the Partial Interest to be earned by Fairchild (the "Partial Costs") and Fairchild was to pay such Partial Costs as and when requested by the Company in order that the Company might fulfill its obligations under the Farmout Agreement in respect of the Partial Costs provided that, if Fairchild failed to make such payments, its right to earn the Partial Interest would cease and the agreement was to be terminated.

         On February 10, 2003, the Company entered into another participation agreement with Fairchild ("Fairchild Second Participation Agreement"). The parties to the Farmout Agreement were proposing to carry out a further 9-well drill program (the "Second Program"). Under the terms of the Fairchild Second Participation Agreement, Fairchild could earn a 1.75% interest in the Second Program in consideration of incurring an equal percentage of the costs associated with the Second Program.

         On April 3, 2003, the Company entered into an amendment agreement (the "Fairchild Amendment Agreement") to the Fairchild Second Participation Agreement. The Company confirmed with Fairchild that its ability to continue to earn a 12.5% interest in any wells drilled on the Farmout Lands under the terms of the Farmout Agreement was contingent upon the Company paying 15.625% of the costs associated with such wells. The Fairchild Amendment Agreement provided that Fairchild was obligated to incur 2.5% of the costs associated with the Second Program on the Farmout Lands in order to earn a 1.75% interest in such wells, as opposed to incurring

1.75% of the costs as provided for in the Fairchild First Participation Agreement, reflecting the increased costs to which the Company was subject.

         On November 5, 2003, Energy entered into a participation agreement with Fairchild to permit Fairchild to earn a 6.75% working interest in future oil wells in the Kerrobert drilling program in consideration of Fairchild incurring 8.4375% of the costs associated with any such subsequent wells. As of January 31, 2004, a total of 19 wells had been drilled on the Farmout Lands.

         The Company entered into a participation agreement on a second nine test wells, based upon the Company paying 15% of the costs associated with the program in order to earn a 12.5% working interest in those wells. The Company entered into a sub-participation agreement with Micron Enviro Systems Inc. ("Micron") dated March 27, 2003 whereby Micron earned a 3.5% working interest in those wells by incurring 5% of the associated costs. The Company also entered into a sub-participation agreement on those same wells with Butler Development Corporation ("Butler") dated April 28, 2003 whereby Butler earned a 3.5% working interest by incurring 5% of the associated costs and by paying the Company $13,614.

BROWNING, SASKATCHEWAN

         On November 14, 2003, the Company acquired a 12.5% working interest in a test well located in Saskatchewan and 6.25% in the balance of the farmout lands, by incurring 12.5% of the costs. A total of $nil (2005 - $1,324) in costs related to this well was charged to operations, as the well was shut-in.

BEAR CANYON PROJECT, ALBERTA, CANADA

         By a participation agreement dated March 10, 2005 with Park Place Petroleum Inc., the Company acquired a 25% working interest in the Bear Canyon gas project, located in Northeast Alberta.

         The project consisted of one initial well, with the potential to drill multiple wells if the first were to be successful. The well was spudded on July 15, 2005, but the operator concluded that the well was not economic due to excess water and an impairment charge of $24,787 was recognized in fiscal 2006 ($nil in fiscal 2005).

MCLEOD PROJECT, ALBERTA, CANADA

         Pursuant to a farmout agreement dated May 30, 2005 with Winstar Resources Ltd. ("Winstar"), the Company acquired a 10% working interest in a test well, known as the "McLeod Project," located in Alberta. The Company is responsible for 10% of the costs. As of May 31, 2006, the Company had incurred $150,739 towards the drilling costs. The Company's working interest is subject to a convertible sliding scale, gross overriding royalty reserved to Winstar of 5%-12% on oil and 12% on natural gas and other petroleum substances and Crown royalties.

         The first well began production in October 2005. A second test well was drilled in December 2005 and was shut-in January 2006. The Company recognized an impairment charge of $44,913 on this well in 2006 ($nil in fiscal 2005).

LLOYDMINSTER, ALBERTA, CANADA

         The Company entered into Agreements dated November 8, 2005, to acquire a working interest in a test well and option well project in the Lloydminster area of Alberta, Canada. Under the terms of the Agreement, a test well was to be spudded on each property no later than December 31, 2005, extended by agreement to June 30, 2006. Site preparation for drilling is underway. Since May 31, 2006 the Company has made cash call advances of $281,176 on this project. The Company will earn a 50% working interest in a test well and an option well by paying 50% of the costs, subject to an overriding royalty convertible after pay-out such that, if converted, the Company's interest reverts to a 30% working interest in those wells and a 30% working interest in the balance of the farmout lands. The lands are subject to a 1% gross overriding royalty and Crown royalties.

ELNORA, ALBERTA, CANADA

         On November 8, 2005, the Company entered into an agreement on a test well at Elnora. The Company has decided not to proceed with the Elnora project at this time. Under the terms of the agreement, a test well was to be spudded on each property no later than December 31, 2005, extended by agreement to June 30, 2006. The Company has decided not to proceed with the Elnora project at this time.

ATLEE-BUFFALO

         The Company entered into Agreements dated November 8, 2005, to acquire a working interest in a test well project in the Atlee-Buffalo area of Alberta. Under the terms of each of the Agreements, a test well was to be spudded on the property no later than December 31, 2005, extended by agreement to June 30, 2006. Since May 31, 2006, the Company has made cash call advances of $132,532 on this project. A test well has been drilled and cased to a secondary target. The Company earns a 50% working interest in the test well, subject to an overriding royalty convertible after pay-out such that, if converted, the Company's interest reverts to a 30% working interest in those wells and a 30% working interest in the balance of the farmout lands, by paying 50% of the cost of the test well. The lands are subject to a 1% gross overriding royalty and Crown royalties.

HALKIRK, ALBERTA, CANADA

         The Company entered into an Agreement dated January 4, 2006, to acquire a 100% working interest in a test well project located in the Halkirk area of Alberta. Since May 31, 2006, the Company has made cash call advances of $255,062 in respect of this project. The well has been spudded and is being completed and frac tested; flow results are pending. The Company will earn a 100% interest in the test wells subject to an overriding royalty such that if converted after payout the Company will revert to a 50% working interest in the well and a 50% working interest in the balance of the farmout lands, by paying 100% of the costs of the test well. The lands are subject to a 1% gross overriding royalty and Crown royalties.

PEACE RIVER AREA, ALBERTA

         The Company entered into a Farmout and Participation Agreement dated January 19, 2006, to acquire a working interest in oil and gas leases ("Block A" and "Block B") in the Peace River arch area of Alberta. Under the terms of the Agreement, the Company made a payment of $678,943 to the titleholder of the farmout lands. The Company will earn a 90% working interest in a test well and spacing unit, subject to a convertible overriding royalty exercisable after payout such that if exercised, reduces the Company's interest to 54%, and a 54% working interest in the balance of the Block A lands, by incurring 90% of the costs of a test well to be spudded on the Block A lands no later than February 1, 2007. The Company will earn a 90% working interest in the second test well and spacing unit, subject to a convertible overriding royalty exercisable after payout such that if exercised, reduces the Company's interest to 54%, and a 54% working interest in the balance of Block B lands by incurring 90% of the costs of a test well to be spudded on the Block B lands no later than February 1, 2007. The lands are subject to a 1% gross overriding royalty and Crown royalties. To date, cash call payments totalling $46,521 have been made towards the two test wells.

ATHABASCA OILSANDS, ALBERTA, CANADA

         On February 28, 2006, the Partnership entered into an agreement for the acquisition of an Alberta Oilsands property located just south of Fort McMurray in the area of Leismer, Alberta, Canada. The property is divided into two half sections called Block A and Block B. On March 2, 2006, the Partnership paid $726,080 and transferred 437,500 restricted shares of the Company at a price of $1.08 per share for a 40% working interest in Block A. On March 30, 2006 the Partnership paid an additional $453,800 to earn a further 40% working interest in Block A. The Partnership has the option, exercisable on or before April 1, 2007, to acquire an 80% interest in Block B for the payment of $1,179,880 (CDN$1,300,000) and 100,000 additional shares of the Company. Both Blocks A and B are subject to a 5% overriding royalty and Crown royalties. The Partnership must fund 80% of the costs of a 3D seismic program covering approximately 1.2 square miles over the Block A and Block B lands on or before March 1, 2007. The Partnership must also fund a Test Well on the Block A lands, which must be spudded by March 1, 2007.

         On April 5, 2006, Energy acquired three Crown oil sands leases, comprising four sections (1,024 hectares) at the Alberta Crown Oil Sands sale for $405,143. The initial lease term is for 15 years with annual rental payable to the Alberta Crown of $3.18 (CDN$3.50) per hectare and Crown royalties on production. On April 7, 2006 Energy sold those leases to the Partnership for $641,370. The inter-company profit of $236,227 has been eliminated upon consolidation of Company's financial statements.

RED DEER, ALBERTA, CANADA

         Subsequent to May 31, 2006 the Company entered into a Participation Agreement with Highview Resources Ltd. ("Highview") dated June 6, 2006, to acquire 50% of Highview's majority interest in two sections of land located near to the City of Red Deer in Central Alberta, Canada. Under the terms of the Agreement, the Company paid 50% of past land acquisition and seismic costs incurred by Highview of $48,963 and has incurred $38,169 in respect of its share of a new seismic program. Under the terms of a Pooling and Seismic Option Agreement with a third party, the Company and Highview can elect to drill a test well in and earn 100% in each section subject to a 12% non convertible overriding royalty of 12%, reduced proportionately by the acreage contribution of the Company and Highview in each section. Crown royalties will apply on any production.

RICH / RUMSEY, ALBERTA, CANADA

         Subsequent to May 31, 2006 the Company also entered into an Agreement with Vanguard Exploration Corp. dated July 7, 2006, to acquire a 26.25% working interest in certain mineral rights on a quarter section of land and the right to participate as to 35% in a test well and an option well over two sections, convertible by a third party after payout to a 21% working interest, in the Rich / Rumsey area of Alberta, Canada. Under the terms of the Agreement, the Company paid a prospect fee of $60,182 to cover a share of seismic and land acquisition costs. The Company also paid $462,548 towards its share of the drilling and casing costs back to a secondary target of a test well. Crown royalties will apply on any production.

MANAHUILLA CREEK PROJECT, GOLIAD COUNTY, TEXAS

         The Company entered into a participation agreement dated September 30, 2003 agreement with PB Energy USA, Inc. ("PB") whereby the Company was granted the right to earn a 3.75% participating working interest in a test well and the oil and gas lands leased by PB totaling 856 acres lying within the Goliad County of Texas, USA (the "Program Lands") known as the Manahuilla Creek Project, by paying $15,000 (5% of the acquisition costs), 5% of the costs of the test well and 3.75% of the costs relating to the development of the oil and gas lands. The test well has been shut-in and the Company recognized an impairment charge of $34,385 in 2005.

          On November 6, 2003 Energy entered into a participation agreement with Fairchild in order for Fairchild to participate in an oil and gas prospect located in Goliad County, Texas Under the agreement with Fairchild, Fairchild has a right to earn one-half of Energy's interest (1.875%) by paying one-half of Energy's costs. Through January 31, 2004, Fairchild has paid Energy $7,500 being one-half of the $15,000 previously paid by Energy on account of the acquisition costs. As of April 15, 2005, Fairchild relinquished its interest in Manahuilla Creek Project back to the Company.

EAST CORNING PROJECT, TEHAMA COUNTY, CALIFORNIA

         On April 4, 2002, the Company loaned $70,000 to Fairchild International Corporation ("Fairchild"), an oil and gas exploration company, pursuant to a convertible promissory note which bore interest at 8% per annum and was convertible into common shares of Fairchild. As consideration for the loan Fairchild assigned to the Company a 20% working interest in Fairchild's oil and gas interests in Tehama County, California. The note also provided that the Company be granted a right of first refusal to participate as to 50% of Fairchild's interest in respect of any oil and gas exploration or production opportunities Fairchild may participate in the future. On July 16, 2002, the Company elected to convert the loan into 1,750,000 common shares of Fairchild.

         Fairchild has a farmout agreement with Olympic Resources (Arizona) Ltd. giving it a right to earn a 3.75% interest in five test wells. As of January 31, 2004, Fairchild had earned a 3.75% interest in four of the five test wells as a result of which the Company held a 0.75% interest in such wells. Under the terms of the agreement with Fairchild, the Company was to receive its proportionate share of the revenues from such wells once Fairchild has received revenues equal to the costs incurred by Fairchild to earn the interest in the wells. By letter dated December 15, 2004, the Company relinquished its right to its working interest in these wells. For the fiscal years ended May 31, 2006 and 2005, the Company received $nil and $213, respectively, in revenues from its 0.75% interest in the four test wells.

         The Company relinquished its interest in these wells in fiscal 2005.

UKRAINE

         In September 2003, the Company signed a letter of understanding with NAFTOGAZ, the state-run oil company of Ukraine. On November 7, 2003, the Company entered into an agreement with Fairchild whereby the Company agreed to negotiate with Fairchild so as to give Fairchild the opportunity to participate in any venture Energy may become involved in as a result of its relationship with NAFTOGAZ.

         Negotiations with NAFTOGAZ are still in process. The parties have agreed to continue formal discussions. At the present, Ukraine is having political elections and under the advice of Ukrainian legal counsel, Energy will wait until after the elections to continue its due diligence and finalizing any potential agreements.

         In August 2004, Energy signed a memorandum of understanding with Firma HAS to joint venture with respect to several producing oil and gas fields of Chernigivska, Sumska, Poltavaska, and Kharkivska regions of Ukraine, and to further explore these properties for future targets.

         The Company does not intend to proceed at this time with drilling the wells identified in the signed Memorandum of Understanding with Firma HAS. No capital costs have been incurred to date.

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

VOLUME, PRICES AND OPERATING EXPENSES

         The following table presents information regarding the production volumes, average sales prices received, and average production costs associated with the Company's sales of oil for the periods indicated:

                                                FOR THE YEARS ENDED MAY 31,
                                              2006         2005         2004
                                              ----         ----         ----
        Oil production (Bbl)                 3,515.5      3,558.4      5,280.9
        Average sales price per Bbl          $58.75       $45.34       $30.80
        Average production costs per Bbl     $14.18       $12.76       $13.98

PRODUCTIVE WELLS

         The following summarizes the Company's productive wells as of May 31, 2006.

AREA                         GROSS OIL WELLS         NET OIL WELLS          GROSS GAS WELLS         NET GAS WELLS
----                         ---------------         -------------          ---------------         -------------
Saskatchewan                       19                     1.75                     -                      -
Alberta                             1                     0.10                     -                      -
                                   --                     ----                    ---                    ---
TOTAL                              19                     1.85                     -                      -
                                   ==                     ====                    ===                    ===

OIL AND GAS ACREAGE

         The following table sets forth the undeveloped and developed leasehold acreage, by area, held by the Company as of May 31, 2006. The table does not include acreage in which the Company has a contractual right to acquire or to earn through drilling projects, or any other acreage for which it has not yet received leasehold assignments.

                               UNDEVELOPED ACRES            DEVELOPED ACRES
    AREA                    GROSS              NET       GROSS              NET
    ----                    -----              ---       -----              ---
    Saskatchewan              -                 -         760               70
    Alberta                  ---               ---        158               16
                                                          ---               --
         Total                -                 -         918               86
                             ===               ===        ===               ==

DRILLING ACTIVITY

         During fiscal 2003, the Company participated in drilling four gas wells in Tehama County, California. In December 2003, the Company spudded the first of 10 wells drilled in phase 1 of the Kerrobert project in Saskatchewan, Canada. Of the 14 wells drilled during 2003, 14 were initially commercially viable.

         During the fiscal year ended May 31, 2004, the Company participated in phase 2 of the Kerrobert project in Saskatchewan for a total of nine wells. The Company also participated in the Browning project in Saskatchewan, which was a dry hole. Of the 10 wells drilled during fiscal 2004, 9 of 10 were commercially viable.

         During the fiscal year ended May 31, 2005, the Company relinquished its rights to its working interest in the East Corning Project in California. The test well in the Manahuilla Creek Project was shut-in as it was not commercially viable.

         During fiscal year ended May 31, 2006 the Company participated in the Bear Canyon Project and McLeod Project in Alberta, Canada. The Bear Canyon well was not economic. One McLeod well entered production in October of 2005 and a second well was shut-in as it was not commercially viable.

         Subsequent to May 31, 2006, the Company participated in three projects that have been drilled: the drilling and casing of a well back to a secondary target at Rich / Rumsey area of Alberta, Canada; the drilling and fracturing of a well at Halkirk, Alberta where flow results are pending; and the drilling of a well at Atlee-Buffalo and casing it back to a secondary target.

PRESENT ACTIVITIES

         The Company is evaluating data to determine whether to participate in additional seismic work at Rich/Rumsey or to participate in drilling a secondary target. The Company is awaiting flow results from a well drilled at Halkirk, Alberta. The Company has drilled and cased back to a secondary target at Atlee-Buffalo and is further evaluating before a decision as to participating in further drilling is made. The Company is participating in a test and option well program at Lloydminster, Alberta, where drill preparations are underway. The Company has participated in a seismic program on two sections of land located near to the City of Red Deer in Central Alberta, Canada and anticipates participating in further seismic work after which a decision as to whether to drill will be made. The Company intends to conduct a test well program at its Peace River project. The Company is continuing to acquire prospective oil sands leases and intends to conduct a program consisting of seismic and test wells to help define further the contingent resource of oil sands reserves.

OFFICE SPACE

         The executive offices for the Company and Energy are located at 1220 Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada V6C 2X8. This space accommodates all of its executive and administrative offices.


ITEM 3.  LEGAL PROCEEDINGS.

         None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's common stock has been traded on the OTC Bulletin Board since July 23, 1998, except for two periods during which the stock was traded on the "Pink Sheets": March 9, 2000 to November 21, 2000 and June 3, 2003 to January 8, 2004. The trading symbol was changed from "PTII" to "PTCH" effective March 28, 2006. The following table sets forth the range of high and low bid quotations for each fiscal quarter for the last two fiscal years. These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

                                                       BID PRICES

2005 FISCAL YEAR                             HIGH                         LOW

Quarter ending 08/31/04                     $0.60                        $0.24
Quarter ending 11/30/04                     $0.36                        $0.20
Quarter ending 02/28/05                     $0.40                        $0.16
Quarter ending 05/31/05                     $0.44                        $0.24

2006 FISCAL YEAR

Quarter ending 08/31/05                     $0.70                        $0.02
Quarter ending 11/30/05                     $0.69                        $0.32
Quarter ending 02/28/06                     $1.67                        $0.38
Quarter ending 05/31/06                     $2.58                        $0.46

         On August 10, 2006, the closing bid price for the common stock was $1.24. The number of record holders of the common stock as of August 10, 2006, was approximately 400 according to the Company's transfer agent. Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available therefor.

RECENT SALES OF UNREGISTERED SECURITIES

         During the quarter ended May 31, 2006, the Company sold unregistered securities in transactions as follows:

     o On March 3, 2006, 437,500 common shares to the Partnership that were used for the acquisition of oil and gas properties;
     o On March 28, 2006, 75,299 common shares valued at $100,000 to two persons in consideration for public relations services rendered; and
     o On May 15, 2006, the Company granted options to purchase 485,000 shares of its common stock at $1.54 to its interim President and 8 consultants for services rendered to the Company.

         No underwriters were used in the above transactions. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as the purchasers were deemed to be sophisticated with regard to an investment in the Company's stock.

PURCHASES OF EQUITY SECURITIES BY THE COMPANY AND AFFILIATED PURCHASERS

         The following is a summary of shares repurchased for cancellation by the Company in the quarter ended May 31, 2006:

-------------------------------------------------------------------------------------------------------------------
              TOTAL NUMBER OF                    TOTAL NUMBER OF SHARES (OR      MAXIMUM NUMBER (OR APPROXIMATE
   PERIOD    SHARES (OR UNITS)   AVERAGE PRICE   UNITS) PURCHASED AS PART OF   DOLLAR VALUE) OF SHARES (OR UNITS)
                 PURCHASED      PAID PER SHARE   PUBLICLY ANNOUNCED PLANS OR   THAT MAY YET BE PURCHASED UNDER THE
                                   (OR UNIT)              PROGRAMS                      PLANS OR PROGRAMS
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Mar 1, 2006        12,500            $1.64                 198,750                           478,750
     -
Mar 31, 2006
-------------------------------------------------------------------------------------------------------------------
Apr 1, 2006          0                 0                      0                              478,750
     -
Apr 30, 2006
-------------------------------------------------------------------------------------------------------------------
May 1, 2006          0                 0                      0                              478,750
     -
May 31, 2006
-------------------------------------------------------------------------------------------------------------------
   Total          198,750            $0.56                 198,750                           478,750
-------------------------------------------------------------------------------------------------------------------

         The share repurchase program was announced November 17, 2005 effective December 1, 2005 and ends November 30, 2006.

         3,558 shares were purchased subsequent to May 31, 2006 at an average price of $1.33.

         112,808 post forward split shares were purchased in the year that did not satisfy safe harbor requirements per Rule10b-18.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion of the financial condition and results of operations for the Company should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

         The Company participates in projects through participation in farm-in arrangements, where third parties act as the operator of the project and through direct ownership of oil and gas leases.

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

         A 10:1 reverse split of the Company's stock was made effective on July 25, 2005. A 1:2.5 forward split of the Company's stock was made effective on March 27, 2006.

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

         Under the terms of the Partnership Agreement Energy may subscribe for units, where unit proceeds are for other than the purchase of stock in the Company by the Partnership for consideration in transactions undertaken by the Partnership, at a preferential price to the two minority limited partners, such that they pay a multiple of 1.28571 of Energy's subscription price, up to the earlier of $4,538,000 (CDN$5,000,000) in capital contribution or the introduction of another third party limited partner. Oilsands will manage the Partnership in its capacity as General Partner.

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

RESULTS OF OPERATIONS

         The Company generated $178,594 in oil and gas revenues for the 2006 fiscal year, an increase of $81,179 or 83% from fiscal 2005. The increase was due to an increase in the market price of oil and an increase in production due to the McLeod Well that commenced operations during the year. Oil and gas expenses increased $236,606 or 275% to $322,607 in 2006 versus $86,001 in 2005.
As a result there was a net oil and gas operations loss of $144,013 in 2006 versus a profit of $11,414 in fiscal 2005, an increase in loss of $155,427 or 1,362%. The increase in oil and gas expenses was due to increased depletion, depreciation, impairment and accretion costs of

$206,659 or 350% to $265,756 versus $59,097 in fiscal 2005 and increased oil and gas production, royalties and other expense of $29,947 or 100% to 56,851 versus $26,904 in fiscal 2005. Also included was an increase in abandonment costs of $35,315 to $69,700 in 2006 due to the McLeod dry well versus $34,385 in 2005 due to abandonment of Manahuilla Creek Project, Texas.

         The Company generated total other revenue of $7,161,758 versus $nil in fiscal 2005 comprising $83,557 in interest income, $101,664 in respect of a gain on dilution related to the discount unit subscription price paid by the Company with respect to its investment in Patch Oilsands Limited Partnership, $13,600 portion of Limited Partnership loss attributable to the non-controlling partners' interest and a $6,962,937 gain on sale of available-for-sale securities. The gain on available for sale securities of $6,962,937 is the gain before tax on the sale of 4,408,063 Pharmaxis Ltd shares.

         Expenses, other than oil and gas production expenses, were $1,924,390 for fiscal 2006 compared to $1,033,877 in fiscal 2005, an increase of $890,513 or 86%. The increase in non-oil and gas expenses is primarily due to a $386,091 or 83% increase in consulting expense to $848,681, of which $520,810 is stock option expense compared to $284,354 in fiscal 2005, an increase of $236,456 or 83%; a $287,732 or 152% increase in investor relations to $477,514 compared to $189,782 in fiscal 2005, including $177,400 in share compensation compared to $nil share compensation in fiscal 2005; and $211,867 of professional fees compared to $113,596 in fiscal 2005, an increase of 113,596 or 72% due to increase in audit and accounting fees with increased size and activity of the Company and increase in legal fees due to new corporate structure and activity

         As a result of the significantly increased expenses in 2006, operating loss for fiscal 2006 was $2,068,403, an increase of $1,045,940 or 102% over the operating loss for fiscal 2005 of $1,022,463.

         As a result of other income, income before taxes was $5,093,355 compared to loss of $1,022,463 in fiscal 2005, an increase of $6,115,818 or 598%

         Provision for income taxes was $2,406,243 in 2006 compared to $nil in fiscal 2005.

         Net income was $2,687,112 in 2006 compared to a loss of $1,022,463 in fiscal 2005, an increase in net income of $3,709,575 or 363%.

         Other comprehensive income was $1,234,000 in 2006 compared to $6,006,999 in fiscal 2005, a decrease of $4,772,999 or 79% due to unrealized holding gain in 2005 of $6,006,999 on available for sale securities compared to $3,598,217 in 2006 and transfer to realized gain in 2006 of $2,364,217 compared to $nil in fiscal 2005. Foreign currency translation adjustment of $111,560 in fiscal 2006 compared to $nil in 2005 is attributable to foreign exchange translation gain on Patch Oilsands Limited Partnership, whose functional currency is Canadian dollars.

         Comprehensive income was $4,032,672 in 2006 compared to $4,984,536 a decrease of $951,864 or 19%.

LIQUIDITY AND CAPITAL RESOURCES

         For the fiscal year ended May 31, 2006, the Company used $1,526,196 for its operations, as compared to $307,826 for the 2005 fiscal year. This was primarily due to the operating loss generated in fiscal 2006 of $2,068,403 and increase in income taxes payable of $2,181,000. The Company also received net cash from investing activities in 2006 of $4,526,232, comprising $6,962,937 in proceeds from sale of available-for-sale securities less $2,436,705 invested in oil and gas interests. This compared to using $79,725 in fiscal 2005. Financing activities provided net cash of $1,299,669 consisting of third party contribution to the limited partnership of $666,996, common stock issued for cash of $743,750 less stock repurchased and cancelled pursuant to an issuer bid program at a cost of $111,077. In fiscal 2005 net cash provided by financing activities was $477,810 and was wholly provided by common stock issued for cash.

         At May 31, 2006, the Company had working capital of $2,089,735 compared to a deficit of $441,549 at May 31, 2005.

         At May 31, 2006, the Company's remaining available for sale securities comprise 6,791,937 shares of Pharmaxis Ltd, recorded at a market value after tax of $7,241,000. At May 31, 2005, the market value of 11,200,000 Pharmaxis Ltd shares held was recorded at $6,007,000 after tax.

         The Company believes it has sufficient working capital on hand, together with expected future proceeds from sales of its Pharmaxis shares, together with proceeds from sale of stock, to fund both its planned oil and gas operations and expenses for the next 12 months and its proposed dividend.

PLAN OF OPERATION

         The Company is planning to use a portion of the proceeds from the sale of its remaining Pharmaxis shares to fund the acquisition and exploration of oil and gas properties, to repurchase some of it shares and for general working capital.

         In addition, the Company is proposing the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. Net proceeds includes the costs related to the sale of the shares and related taxes. The directors have fixed July 30, 2004 as the record date. The distribution will take place after the Company has completed the final sale of its Pharmaxis shares and is subject to the Company receiving all required regulatory approvals. The Company is conducting the final sale of shares in an orderly manner so as to maximize the sale proceeds.

         The Company has a working interest in nineteen producing oil wells located at Kerrobert, Saskatchewan, Canada and a working interest in a producing oil well (the "McLeod" project) located in Alberta, Canada.

         The Company has a working interest in a two well project located in Lloydminster, Alberta. Drill preparations are underway on this project and the wells will be spudded shortly.

         The Company has decided not to proceed with a proposed drill project at Elnora, Alberta, Canada.

         The Company has participated in drilling a well at Atlee-Buffalo, Alberta, Canada, which has been cased back to a secondary target. A decision as to further drilling will be made by the participants after further evaluation.

         The Company is awaiting flow results from a well drilled at Halkirk, Alberta.

         The Company has participated in a seismic program on two sections of land located near to the City of Red Deer in Central Alberta, Canada and anticipates participating in a further seismic program after which a decision as to whether to drill will be made.

         The Company participated in the drilling and casing of a well back to a secondary target at Rich / Rumsey area of Alberta, Canada and is evaluating data to determine whether to participate in additional seismic work or to participate in drilling a secondary target.

         The Company is planning to participate in a two test well program in the Peace River arch area of Alberta to be spudded no later than February 1, 2007. To date, the Company has paid a property payment of $678,943 and has made cash calls on the two wells totaling $46,521.

         The Company is planning by March 1, 2007 to undertake a 3D seismic program to cover approximately 1.2 square miles over the Block A and Block B lands on Section 19 at the Leismer oilsands property and by March 1, 2007 to spud a Test Well on the Block A lands. The Company also intends to conduct a program consisting of seismic and test wells to help define further the contingent resource of oil sands reserves. In addition the company intends to acquire more oilsand leases in the Athabasca, Peace River and Cold Lake oil sands regions, and elsewhere in Western Canada.

          The Company will not to proceed with an Agreement it entered into as of November 1, 2005 to acquire a 30% working interest in the Warnes Field project, Santa Cruz, Bolivia.

         The Company does not intend to proceed at this time with drilling wells in the Ukraine as outlined in a Memorandum of Understanding with Firma HAS.


ITEM 7.  FINANCIAL STATEMENTS.

         See pages beginning with page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.


ITEM 8A. CONTROLS AND PROCEDURES.

         On May 31, 2006, John Thornton, the Company's principal executive officer and principal financial officer, made an evaluation of its disclosure controls and procedures. In his opinion, the disclosure controls and procedures are effective. There have been no changes in the Company's internal controls that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.


ITEM 8B. OTHER INFORMATION.

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The officers and directors of the Company are as follows:

NAME                               AGE      POSITION

John Thornton                      72       Interim President and director

Tom Mayenknecht                    47       Secretary

Winston Cabell                     34       Director

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

         JOHN P. THORNTON has been the interim President and a director of the Company since April 8, 2006. He has been a self-employed business and consultant in the securities industry in the Vancouver, British Columbia, area since 1986. During the past five years, he has served as a director of several U.S. and Canadian public companies:
    o Bonaventure Enterprises Inc., TSX Venture Exchange, Vancouver, British Columbia, director from September 1998 to January 2006;
    o Consolidated Odyssey Exploration Inc., TSX Venture Exchange, Vancouver, British Columbia, director from April 2000 to August 2005;
    o Caesar's Explorations Inc., Canadian Venture Exchange, Vancouver, British Columbia, director from August 1996 to September 2001;
    o Goldnev Resources Inc., TSX Venture Exchange, Vancouver, British Columbia, director from September 2001 to June 2004;
    o Knightsbridge Resources Inc., OTC Bulletin Board, Vancouver, British Columbia, director from October 1996 to July 2002; and
    o Fairchild International Corp., OTC Bulletin Board, Vancouver, British Columbia, director from June 2002 to November 2004;

         TOM MAYENKNECHT has been the Secretary of the Company since September 26, 2005. Mr. Mayenknecht has over 25 years of experience in business development, marketing communications, and brand management, with particular emphasis in professional and Olympic sports. He has been a principal of M2 Strategies, a business development consulting firm in Vancouver, British Columbia, since October 2004. He was the CEO of Sportworks Entertainment, Inc. and Governor of the Vancouver Ravens Lacrosse Club, Inc. from August 2001 through August 2002 and then from February 2003 to December 2004.

         WINSTON CABELL has been a director of the Company since August 2002 was the corporate Secretary from September 2002 to September 2005. Mr. Cabell has been in the financial services industry since 1996. Since then, he has worked with various publicly traded companies. Duties have included investor relations and securing major financing for these companies. Prior to joining the financial services industry, Mr. Cabell spent 8 years on the professional squash circuit. Mr. Cabell is currently a director of a private oil and gas exploration company located in Canada.

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

KEY CONSULTANT

         DAVID STADNYK was the President and Treasurer and a director of the Company from August 2002 to April 2006. He previously served as the Secretary and a director of the Company from June 19, 1998 to October 20, 2000. Mr. Stadnyk has diverse experience in corporate management and finance. He currently serves as the chairman of Grand Slam Radio which launched team 1040, Vancouver's first and only 24-hour sports radio station, and chairman of Stadnyk Corporate Group, a venture corporate finance and investment firm. Mr. Stadnyk was the chairman of Starlight Sports & Entertainment, a sports entertainment company that owned the Vancouver Whitecaps and Vancouver Breakers, professional soccer teams, from October 1999 to May 2002. He was also the president of A.C. Global Capital Group Corp., a CDNX-listed capital pool company, from July 1999 to September 2002. He has served as the Chairman, President, Secretary and a director of Goanna Resources, Inc., a publicly listed mining company (now known as Syngas International Corporation) from its inception in June 1997 to March 1999. He was the President and CEO of Alexander News International, a publicly traded newspaper publishing chain in Canada, from July 1994 to February 1997. Mr. Stadnyk was also a licensed stockbroker with Midland Walwyn Capital Inc., Yorkton Securities Inc., and Georgia Pacific Securities Corp. from 1988 to 1991 in Canada. From July 1997 to September 2000, Mr. Stadnyk has been the executive director of Alexander Cox & Co. based in Sydney, Australia and Vancouver, British Columbia, which engaged in financial consulting and venture capital funding. He is a graduate of the University of British Columbia.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934. The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

--------------------------------------------------------------------------------
REPORTING PERSON                DATE REPORT DUE               DATE REPORT FILED
--------------------------------------------------------------------------------
David Stadnyk                 Form 4 due 06/07/05                 06/09/05
--------------------------------------------------------------------------------
David Stadnyk                 Form 4 due 09/06/05                 02/02/06
--------------------------------------------------------------------------------
David Stadnyk                 Form 4 due 02/03/06                 03/22/06
--------------------------------------------------------------------------------
David Stadnyk                 Form 4 due 05/01/06                 05/19/06
--------------------------------------------------------------------------------
David Stadnyk                 Form 4 due 05/23/06                 05/24/06
--------------------------------------------------------------------------------
David Stadnyk                 Form 4 due 06/01/06                 07/10/06
--------------------------------------------------------------------------------
Winston Cabell                Form 4 due 06/09/05                 07/07/05
--------------------------------------------------------------------------------
Winston Cabell                Form 4 due 12/06/05                 12/28/05
--------------------------------------------------------------------------------
Winston Cabell                Form 4 due 01/30/06                 02/02/06
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REPORTING PERSON                DATE REPORT DUE               DATE REPORT FILED
--------------------------------------------------------------------------------
Winston Cabell                Form 4 due 03/24/06                 03/27/06
--------------------------------------------------------------------------------
John P. Thornton              Form 4 due 04/12/06                 04/13/06
--------------------------------------------------------------------------------
John P. Thornton              Form 4 due 05/17/06                 05/18/06
--------------------------------------------------------------------------------


ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information the remuneration of the Company's chief executive officers and all executive officers that earned in excess of $100,000 per annum during any part of the last three fiscal years:

                           SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------
                                                                            LONG TERM COMPENSATION
                                ANNUAL COMPENSATION                  --------------------------------------
                                                                              AWARDS             PAYOUTS
                   ------------------------------------------------------------------------------------------------------
                                                         OTHER        RESTRICTED   SECURITIES
    NAME AND                                             ANNUAL          STOCK     UNDERLYING      LTIP        ALL OTHER
    PRINCIPAL                                          COMPENSA-       AWARD(S)     OPTIONS/      PAYOUTS       COMPENSA-
    POSITION         YEAR    SALARY ($)    BONUS ($)     TION($)          ($)       SARS (#)        ($)         TION ($)
-------------------------------------------------------------------------------------------------------------------------
John Thornton        2006      10,000        -0-          -0-            -0-        137,500         -0-           -0-
  (1)<F1>
-------------------------------------------------------------------------------------------------------------------------
David Stadnyk        2006     175,000        -0-          -0-            -0-        300,000         -0-           -0-
  (2) <F2>           2005     113,583        -0-          -0-            -0-        55,000          -0-           -0-
                     2004     108,000        -0-          -0-            -0-        45,000          -0-           -0-
-------------------------------------------------------------------------------------------------------------------------
------------------

(1)<F1>  Mr. Thornton became the interim President effective April 8, 2006.
(2)<F2> Mr. Stadnyk was the President from August 31, 2002 to April 7, 2006. Salary for 2004 consists of compensation from the Company and Energy for the entire fiscal year ended May 31, 2004.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
--------------------------------------------------------------------------------------------------------------------
                          NUMBER OF SECURITIES         % OF TOTAL
                               UNDERLYING         OPTIONS/SARS GRANTED
                          OPTIONS/SARS GRANTED      TO EMPLOYEES IN        EXERCISE OR BASE
NAME                               (#)                FISCAL YEAR            PRICE ($/SH)          EXPIRATION DATE
--------------------------------------------------------------------------------------------------------------------
John P. Thornton                 37,500                  17.2%                   $0.80                02/13/07
                                 100,000                                         $1.54                05/15/08
--------------------------------------------------------------------------------------------------------------------
David Stadnyk                    250,000                 37.5%                   $0.56                09/02/10
                                 50,000                                          $1.54                05/15/08
--------------------------------------------------------------------------------------------------------------------

         AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END
                                OPTION/SAR VALUES
---------------------------------------------------------------------------------------------------------------------
                                                                         NUMBER OF SECURITIES
                                                                              UNDERLYING        VALUE OF UNEXERCISED
                                                                             UNEXERCISED            IN-THE-MONEY
                                                                           OPTIONS/SARS AT         OPTIONS/SARS AT
                                                                              FY-END (#)             FY-END ($)
                          SHARES ACQUIRED ON                                 EXERCISABLE/           EXERCISABLE/
NAME                         EXERCISE (#)         VALUE REALIZED ($)        UNEXERCISABLE           UNEXERCISABLE
----------------------------------------------------------------------------------------------------------------------
John P. Thornton                100,000                 70,500               137,500/-0-             $49,750/-0-
----------------------------------------------------------------------------------------------------------------------

David Stadnyk                     -0-                    -0-                 550,000/-0-            $641,500/-0-
----------------------------------------------------------------------------------------------------------------------

         As of May 1, 2005, the Company entered into a management services agreement with David Stadnyk. The agreement is for a term of five years, ending April 30, 2010. The Company agreed to pay Mr. Stadnyk $175,000 per annum for his services to the Company. In connection with the new management services agreement, the Company entered into a change of control agreement as of May 1, 2005, which provides that if a change of control occurs, Mr. Stadnyk shall be entitled to terminate his employment with the Company and receive payment from the Company equal to the greater of (i) the remaining base compensation due to him for the remaining term of the management services agreement or (ii) US$175,000. Such amount is payable in cash or shares of the Company at the option of Mr. Stadnyk. For the purposes of this agreement, change of control is defined as:
         o   the acquisition of 20% or more of the voting power;
         o a consolidation or merger by the Company with or into any person whereby the Company's outstanding shares are changed in any way (other than a transaction which has been approved by the Company's directors;
         o   a change in a majority of the board of director of the Company; or
         o the resignation or removal of a majority of the board of directors other than a transaction or series of transactions which involves a sale of securities or assets of the Company with which Mr. Stadnyk is involved as a purchaser in any manner.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

         The following table provides certain information as to the officers and directors individually and as a group, and the holders of more than 5% of the Company's common stock, as of August 10, 2006. Except as otherwise indicated, the persons named in the table have sole voting and investing power with respect to all shares of common stock owned by them.

            NAME AND ADDRESS OF OWNER                   NUMBER OF SHARES OWNED             PERCENT OF CLASS (1)<F1>
David Stadnyk
666 Burrard Street, Suite 1220                              3,240,184 (2)<F2>                     19.9%
Vancouver, BC  V6C 2X8 Canada

Winston Cabell                                               380,325 (3)<F3>                       2.4%
666 Burrard Street, Suite 1220
Vancouver, BC V6C 2X8 Canada

John Thornton                                                142,500 (4)<F4>                       0.9%

Tom Mayenknecht                                               75,000 (5)<F5>                       0.5%
Officers and directors as a group (3 persons)                597,825 (6)<F6>                       3.7%
------------

(1)<F1> Where persons listed on this table have the right to obtain additional shares of common stock through the exercise of outstanding options or warrants or the conversion of convertible securities within 60 days from August 10, 2006, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person. Percentages are based on 15,752,862 shares outstanding.

(2)<F2>  Includes 550,000 shares issuable upon the exercise of stock options.

(3)<F3>  Includes 112,500 shares issuable upon exercise of stock options.

(4)<F4>  Includes 100,000 shares issuable upon exercise of stock options.

(5)<F5>  Includes 75,000 shares issuable upon exercise of stock options.

(6)<F6>  Includes 287,500 shares issuable upon exercise of stock options.

CHANGES IN CONTROL

         The Company is not aware of any arrangements that may result in a change in control of the Company.

EQUITY COMPENSATION PLAN INFORMATION

         The following table sets forth information as of the end of the most recently completed fiscal year, May 31, 2006:

---------------------------------------------------------------------------------------------------------------------
                                Number of securities to be    Weighted average exercise
                                  issued upon exercise of       price of outstanding         Number of securities
                                   outstanding options,         options, warrants and       remaining available for
Plan category                       warrants and rights                rights                   future issuance
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans                   -0-                          --                           -0-
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            2,272,500                      $0.75                      1,015,000
approved by security holders
---------------------------------------------------------------------------------------------------------------------
Total                                    2,272,500                      $0.75                      1,015,000
---------------------------------------------------------------------------------------------------------------------

         2004 STOCK OPTION PLAN. On October 29, 2004, the Company's Board of Directors adopted a 2004 Stock Option Plan under which incentive stock options and non-qualified stock options to purchase a total of 3,000,000 shares may be granted to employees, and non-employees, such as directors and officers.

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

         2005 STOCK OPTION PLAN. On August 22, 2005, the Company's Board of Directors adopted a 2005 Stock Option Plan under which incentive stock options and non-qualified stock options to purchase a total of 2,250,000 shares may be granted to employees, and non-employees, such as directors and officers.

         The board of directors administers the Stock Option Plan. Options may be granted for up to 10 years at not less than the fair market value at the time of grant, except that the term may not exceed five years and the price must be 110% of fair market value for any person who at the time of grant owns more than 10% of the total voting power of the Company. Unless otherwise specified in an optionee's agreement, options granted under the Plan shall vest in full immediately. The Plan will remain in effect until the board of directors terminates it, except that no incentive stock option, as defined in Section 422 of the Internal Revenue Code, may be granted after August 22, 2015.

         Options may be  exercised  by payment of the option  price (i) in cash,
(ii) by tender of shares of Company common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the board of directors may approve at the time the option is granted.

         2006 STOCK OPTION PLAN. On May 15, 2006, the Company's Board of Directors adopted a 2006 Stock Option Plan under which incentive stock options and non-qualified stock options to purchase a total of 1,500,000 shares may be granted to employees, and non-employees, such as directors and officers.

         The board of directors administers the Stock Option Plan. Options may be granted for up to 10 years at not less than the fair market value at the time of grant, except that the term may not exceed five years and the price must be 110% of fair market value for any person who at the time of grant owns more than 10% of the total voting power of the Company. Unless otherwise specified in an optionee's agreement, options granted under the Plan shall vest in full immediately. The Plan will remain in effect until the board of directors terminates it, except that no incentive stock option, as defined in Section 422 of the Internal Revenue Code, may be granted after May 15, 2016.

         Options may be  exercised  by payment of the option  price (i) in cash,
(ii) by tender of shares of Company common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the board of directors may approve at the time the option is granted.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         DAVID STADNYK. David Stadnyk and/or companies under his control have advanced sums to the Company from time to time for working capital needs. Mr. Stadnyk was a former officer and director of the Company and continues to be a principal shareholder. Interest did not accrue and there was no date established for repayment. At May 31, 2006 and 2005, $86,878 and $342,813, respectively, were owed to directly or indirectly to Mr. Stadnyk.

         FAIRCHILD INTERNATIONAL INC. On April 4, 2002, Energy loaned $70,000 to Fairchild to a convertible promissory note which bore interest at 8% per annum and was convertible into common shares of Fairchild. As consideration for the loan Fairchild assigned to Energy a 20% working interest in Fairchild's oil and gas interests in Tehama County, California. The note also provided that Energy be granted a right of first refusal to participate as to 50% of Fairchild's interest in respect of any oil and gas exploration or production opportunities Fairchild may participate in the future. On July 16, 2002, Energy elected to convert the loan into 1,750,000 common shares of Fairchild.

         During the year ended May 31, 2004, the Company sold 776,550 common shares of Fairchild for proceeds of $30,488. The Company also purchased an additional 91,000 common shares of Fairchild at a cost of $3,772. During the year ended May 31, 2005, all of the remaining common shares of Fairchild were sold for proceeds of $14,059.

         As of April 15, 2005, the Company entered an assumption and cancellation of debt agreement with Fairchild whereby Cdn$14,213.57 owed by Fairchild to Energy were offset against Cdn$16,028.07 owed by the Company to Fairchild. Fairchild agreed to cancel the remaining debt of Cdn$1,814.50 and relinquish its interests in the Kerrobert oil field and the Manahuilla Creek oil field in consideration for the assumption by the Company of certain debts owed by Fairchild to the following:

            o   Grand Slam Radio, Inc. in the amount of Cdn$6,089.29;
            o   David Stadnyk, in the amount of Cdn$14,316.62;
            o   George Tsafalas in the amount of Cdn$3,491.88; and
            o   Byron Cox in the amount of Cdn$582.89.


ITEM 13. EXHIBITS.

--------------------------------------------------------------------------------
REGULATION                                                           SEQUENTIAL
S-B NUMBER                         EXHIBIT                           PAGE NUMBER
--------------------------------------------------------------------------------
   2.1      Stock Exchange Agreement with Micronetics, Inc. (1)          N/A
--------------------------------------------------------------------------------
   2.2      Arrangement Agreement made among Praxis Pharmaceuticals      N/A
            Inc. and Patch Energy Inc. dated as of October 20, 2003
            (2)
--------------------------------------------------------------------------------
   2.3      Articles of Merger Merging Praxis Pharmaceuticals Inc., a    N/A
            Utah Corporation, into Patch International Inc., a Nevada Corporation (3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION                                                           SEQUENTIAL
S-B NUMBER                         EXHIBIT                           PAGE NUMBER
--------------------------------------------------------------------------------
   3.1      Articles of Incorporation, as amended (4)                    N/A
--------------------------------------------------------------------------------
   3.2      Bylaws (4)                                                   N/A
--------------------------------------------------------------------------------
   3.3      Certificate of Change Pursuant to NRS 78.209 (5)             N/A
--------------------------------------------------------------------------------
   3.4      Certificate of Change Pursuant to NRS 78.209 (6)             N/A
--------------------------------------------------------------------------------
  10.1      1999 Stock Option Plan (1)                                   N/A
--------------------------------------------------------------------------------
  10.2      Shareholders Agreement dated August 23, 2002 among Praxis    N/A
            Pharmaceuticals Inc., Perpetual Trustees Nominees Limited,
            Rothschild Bioscience Managers Limited, CM Capital
            Investments Pty Ltd, CIBC Australia VC Fund LLC,
            Mooroolbark Technology Pty Ltd, The Australian National
            University and Pharmaxis Pty Ltd, Dr. William Cowden and
            Dr. Brett Charlton (7)
--------------------------------------------------------------------------------
  10.3      Letter agreement dated February 18, 2004 regarding           N/A
            Termination Agreement with Fairchild International
            Corporation (8)
--------------------------------------------------------------------------------
  10.4      2005 Stock Option Plan (9)                                   N/A
--------------------------------------------------------------------------------
  10.5      Assumption and Cancellation of Debt agreements with          N/A
            Fairchild International Corporation dated April 15,
            2005 (4)
--------------------------------------------------------------------------------
  10.6      Management services agreement with David Stadnyk dated       N/A
            May 1, 2005 (4)
--------------------------------------------------------------------------------
  10.7      Change of Control Agreement with David Stadnyk dated May     N/A
            1, 2005 (4)
--------------------------------------------------------------------------------
  10.8      2006 Stock Option Plan
--------------------------------------------------------------------------------
   21       Subsidiaries of the registrant (4)                           N/A
--------------------------------------------------------------------------------
  31.1      Rule 13a-14(a) Certification of Principal Executive and
            Financial Officer
--------------------------------------------------------------------------------
  32.1      Certification Pursuant to 18 U.S.C. Section 1350 as
            Adopted Pursuant to Section 906 of the Sarbanes-Oxley
            Act of 2002
--------------------------------------------------------------------------------
------------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004.
(3) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated June 15, 2004.
(4) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2005.
(5) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated July 8, 2005.
(6) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 14, 2006.
(7) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(8) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004.

(9) Incorporated by reference to the exhibits filed with the registrant's registration statement on Form S-8, file number 333-128627, filed September 27, 2005.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

         For the fiscal years ended May 31, 2006 and 2005, the principal accountants for the Company billed $14,500 and $13,780, respectively, for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB filings of the Company.

AUDIT-RELATED FEES

         For the fiscal years ended May 31, 2006 and 2005, the principal accountants for the Company billed $16,830 and $nil, respectively, for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under "Audit Fees".

TAX FEES

         For the fiscal years ended May 31, 2006 and 2005, the principal accountants for the Company billed $8,700 and $640 for tax compliance, tax advice, and tax planning work for fiscal years 2006 and 2005.

ALL OTHER FEES

         There were no other fees billed by the principal accountants for the Company other than those disclosed above for fiscal years 2006 and 2005.

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

                                            PATCH INTERNATIONAL INC.



Date:  August 23, 2006                      By: /s/ JOHN THORNTON
                                               ---------------------------------
                                               John Thornton, Interim President

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                    TITLE                              DATE

                                      Interim President and director
/s/ JOHN THORNTON                     (Principal Executive, Financial, and               August 23, 2006
-------------------------------       Accounting Officer)
John Thornton


/s/ WINSTON CABELL                    Director                                           August 23, 2006
-------------------------------
Winston Cabell


                            PATCH INTERNATIONAL INC.


                        CONSOLIDATED FINANCIAL STATEMENTS


                                  MAY 31, 2006
                            (Stated in U.S. Dollars)

PATCH INTERNATIONAL INC.
May 31, 2006

                                                                         Index

Report of Independent Registered Public Accounting Firm                  F-3

Consolidated Balance Sheets                                              F-4

Consolidated Statements of Operations                                    F-5

Consolidated Statements of Cash Flows                                    F-6

Consolidated Statements of Stockholders' Equity (Deficit)                F-7

Notes to the Consolidated Financial Statements                           F-9

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of
Patch International Inc.

We have audited the accompanying consolidated balance sheets of Patch International Inc. as of May 31, 2006 and 2005, and the related consolidated statements of operations, shareholders' equity (deficiency), and cash flows for the years ended May 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Patch International Inc. as of May 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended May 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.





Vancouver, B.C.

July 28, 2006                                               /s/ Morgan & Company

                                                           Chartered Accountants

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

--------------------------------------------------------------------------------------------------------------------------

                                                                                          MAY 31,             MAY 31,
                                                                                            2006                2005
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current Assets
     Cash                                                                           $      4,473,444   $        128,872
     Accounts receivable                                                                      29,260             21,754
     Prepaid expenses and other                                                               70,603              1,230
-----------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                       4,573,307            151,856
Available-for-sale Securities (Note 5)                                                     7,241,000          6,007,000
Property and Equipment, Net                                                                    1,452              2,074
Oil and Gas Interests (successful efforts method) (Note 6)                                 2,964,017            198,284
-----------------------------------------------------------------------------------------------------------------------

Total Assets                                                                        $     14,779,776   $      6,359,214
=======================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                                       $        215,694   $        250,592
     Income taxes payable (Note 12)                                                        2,181,000                  -
     Due to related parties (Note 7)                                                          86,878            342,813
-----------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  2,483,572            593,405
Asset retirement obligations (Note 8)                                                         34,379                  -

Total Liabilities                                                                          2,517,951            593,405
-----------------------------------------------------------------------------------------------------------------------

Minority Interest                                                                            570,862                  -

STOCKHOLDERS' EQUITY

Preferred Stock:
 1,000,000 preferred shares authorized with par value of $0.001 per share; none
 issued and outstanding                                                                            -                  -

Common Stock:
 24,801,250 common shares authorized with par value of $0.001 per share;
 15,163,112 shares issued and outstanding (May 31, 2005 - 12,753,341 shares)                  15,163             12,753

Additional Paid-in Capital                                                                 3,335,380          1,410,837

Stock Subscriptions Receivable                                                                     -             (4,000)

Accumulated Other Comprehensive Income                                                     7,352,558          6,006,999

Retained Earnings (Deficit)                                                                  987,862         (1,660,780)
-----------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                11,690,963          5,765,809
-----------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                          $     14,779,776   $      6,359,214
=======================================================================================================================



              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

                                                                                         FOR THE             FOR THE
                                                                                        YEAR ENDED          YEAR ENDED
                                                                                         MAY 31,             MAY 31,
                                                                                           2006                2005
------------------------------------------------------------------------------------------------------------------------
Revenue
     Oil and gas                                                                    $        178,594    $        97,415
------------------------------------------------------------------------------------------------------------------------

Expenses
     Consulting                                                                              848,681            462,590
     Depletion, depreciation, impairment and accretion                                       265,756             59,097
     Foreign exchange loss (gain)                                                            (42,820)               818
     Gain on relinquishment of oil and gas properties                                              -            (10,996)
     General and administrative                                                              230,471            141,243
     Investor relations                                                                      477,514            189,782
     Loss on sale of trading securities                                                            -             15,930
     Loss on write-off of proposed acquisition                                                     -             21,000
     Oil and gas production, royalties and other                                              56,851             26,904
     Professional fees                                                                       211,867             98,271
     Related party compensation (Note 7)                                                     198,677            115,239
------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                   2,246,997          1,119,878
------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                                            (2,068,403)        (1,022,463)
------------------------------------------------------------------------------------------------------------------------

Other Income

     Interest                                                                                 83,557                  -
     Gain on dilution                                                                        101,664                  -
     Gain on sale of available-for-sale securities                                         6,962,937                  -
     Noncontrolling interest in net loss                                                      13,600                  -
------------------------------------------------------------------------------------------------------------------------
Total Other Income                                                                         7,161,758                  -
------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                                          5,093,355         (1,022,463)

Provisions For Income Taxes (Note 12)                                                     (2,406,243)                 -
------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                   $      2,687,112    $    (1,022,463)

Other Comprehensive Income

     Available-for-sale securities:
         Reclassification adjustment - realized gain                                      (2,364,217)                 -
         Holding gain                                                                      3,598,217          6,006,999
------------------------------------------------------------------------------------------------------------------------
     Net gain on available-for-sale securities                                             1,234,000          6,006,999

     Foreign currency translation adjustment                                                 111,560                  -

Comprehensive Income                                                                $      4,032,672    $     4,984,536
========================================================================================================================

Net Income (Loss) Per Share
     Basic                                                                          $           0.19    $         (0.09)
     Diluted                                                                        $           0.10    $         (0.09)

Weighted Average Number Of Common Stock Outstanding
     Basic                                                                                13,854,000         11,143,000
     Diluted                                                                              14,508,000         11,143,000



              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)

                                                                                            FOR THE             FOR THE
                                                                                           YEAR ENDED          YEAR ENDED
                                                                                            MAY 31,             MAY 31,
                                                                                              2006                2005
-------------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss)                                                                $    2,687,112      $   (1,022,463)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
         Depletion, depreciation, impairment and accretion                                   265,756              59,097
         Stock-based compensation                                                            787,310             284,354
         Loss on sale of trading securities                                                        -              15,930
         Write-off of proposed acquisition                                                         -              21,000
         Gain on relinquishment of oil and gas                                                     -             (10,996)
         Gain on sale of available-for-sale securities                                    (6,962,937)                  -
         Gain on dilution                                                                   (101,664)                  -
         Minority interest in net loss                                                       (13,600)                  -
         (Increase) decrease in accounts receivable                                           (7,506)             13,573
         (Increase) decrease in prepaid expenses and other                                   (69,373)             39,474
         (Decrease) increase in accounts payable and accrued liabilities                     (36,359)            188,784
         Increase in income taxes payable                                                  2,181,000                   -
         (Decrease) increase in due to related parties                                      (255,935)            103,421
-------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (1,526,196)           (307,826)
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
     Cash paid for proposed acquisition                                                            -             (21,000)
     Oil and gas interests                                                                (2,436,705)            (68,536)
     Acquisition of equipment                                                                      -              (2,593)
     Acquisition of trading securities                                                             -              (1,655)
     Proceeds on sale of trading securities                                                        -              14,059
     Proceeds on sale of available-for-sale securities                                     6,962,937                   -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                        4,526,232             (79,725)
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
     Third party contribution to limited partnership                                         666,996                   -
     Common stock issued for cash                                                            743,750             477,810
     Acquisition of treasury stock                                                          (111,077)                  -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  1,299,669             477,810
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                       44,867                   -

Change in cash and cash equivalents for the year                                           4,344,572              90,259

Cash and cash equivalents, beginning of year                                                 128,872              38,613
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of year                                                $    4,473,444      $      128,872
=========================================================================================================================

NON-CASH ITEMS
     Common stock issued for debt                                                     $            -      $       52,164
     Common stock issued for working interest in oil sands property                          472,500                   -
     Stock options exercised for debt                                                              -             125,240

SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                       $      225,243      $            -
     Interest paid                                                                            36,560                   -


              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Stated in U.S. Dollars)

                                                                                          ACCUMULATED
                                        COMMON STOCK        CAPITAL IN       STOCK          OTHER
                                  -----------------------   EXCESS OF     SUBSCRIPTIONS  COMPREHENSIVE
                                     SHARES      AMOUNT     PAR VALUE      RECEIVABLE       INCOME        DEFICIT        TOTAL
                                  ------------------------------------------------------------------------------------------------

Balance, May 31, 2002                       1  $        -   $         -   $        -     $         -   $    (24,396)  $   (24,396)

Common stock issued for cash at
  $0.001                           11,669,999      11,670             -            -               -              -        11,670

Common stock issued for cash at
  $0.02                             5,000,000     100,000             -            -               -              -       100,000

Common stock issued for cash at
  $0.10                               667,000      66,700             -            -               -              -        66,700

Stock subscription receivable               -      (1,700)            -            -               -              -        (1,700)

Net loss for the year                       -           -             -            -               -        (79,049)      (79,049)
                                  ------------------------------------------------------------------------------------------------

Balance, May 31, 2003              17,337,000     176,670             -            -               -       (103,445)       73,225

Stock subscription received                 -       1,700             -            -               -              -         1,700

Common stock issued for cash at
  $0.08                               895,625      71,650             -            -               -              -        71,650

Adjustment to number of common
  stock issued and outstanding
  as a result of the acquisition
  of Patch Energy Inc.            (18,232,625)   (250,020)            -            -               -              -      (250,020)

Praxis Pharmaceuticals, Inc.        5,157,702       5,158       244,862            -               -              -       250,020

Fair value of shares issued in
  connection with the
  acquisition of Patch Energy
  Inc.                              4,558,156       4,558      (156,581)           -               -              -      (152,023)

Stock options exercised               356,250         356       178,269            -               -              -       178,625

Stock based compensation                    -           -       203,400            -               -              -       203,400

Net Loss for the year                       -           -             -            -               -       (534,872)     (534,872)
                                  ------------------------------------------------------------------------------------------------

Balance, May 31, 2004              10,072,108      10,072       469,950            -               -       (638,317)     (158,295)

Stock options exercised for cash    2,079,500       2,080       479,730       (4,000)              -              -       477,810

Stock options exercised for debt      471,392         471       124,769            -               -              -       125,240

Common stock issued for debt          130,410         130        52,034            -               -              -        52,164

Stock based compensation                    -           -       284,354            -               -              -       284,354

Accumulated other comprehensive
  income                                    -           -             -            -       6,006,999              -     6,006,999

Net loss for the year                       -           -             -            -               -     (1,022,463)   (1,022,463)
                                  ------------------------------------------------------------------------------------------------

Balance, May 31, 2005               12,753,410 $   12,753   $ 1,410,837   $   (4,000)    $ 6,006,999   $ (1,660,780)  $ 5,765,809
                                  ================================================================================================

        All per share amounts have been retroactively restated to reflect the 1 for 10 reverse common stock split on July 25, 2005 and the 2.5 for 1 forward common stock split on March 27, 2006.



              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
(Stated in U.S. Dollars)

                                                                                          ACCUMULATED
                                        COMMON STOCK        CAPITAL IN       STOCK          OTHER
                                  -----------------------   EXCESS OF     SUBSCRIPTIONS  COMPREHENSIVE
                                     SHARES      AMOUNT     PAR VALUE      RECEIVABLE       INCOME        DEFICIT        TOTAL
                                  -------------------------------------------------------------------------------------------------


Balance, May 31, 2005              12,753,410  $   12,753   $ 1,410,837   $   (4,000)    $ 6,006,999   $ (1,660,780)  $  5,765,809

Stock adjustments due to reverse
  and forward stock splits                653           -             -            -               -              -              -

Stock options exercised for cash    1,832,500       1,833       737,917            -               -              -        739,750

Common stock issued for working
  interest in oil sands property      437,500         438       472,062            -               -              -        472,500

Common stock issued for
  consulting and investor
  relations services                  337,799         338       266,162            -               -              -        266,500

Stock options issued for
  consulting services                       -           -       520,810            -               -              -        520,810

Stock subscriptions received                -           -             -        4,000               -              -          4,000

Acquisition of treasury stock        (198,750)       (199)      (72,408)           -               -        (38,470)      (111,077)

Accumulated other comprehensive
  income                                    -           -             -            -       1,345,559              -      1,345,559

Net income for the year                     -           -             -            -               -      2,687,112      2,687,112
                                 --------------------------------------------------------------------------------------------------

Balance, May 31, 2006              15,163,112  $   15,163   $ 3,335,380   $        -     $ 7,352,558   $    987,862   $ 11,690,963
                                 ==================================================================================================



        All per share amounts have been retroactively restated to reflect the 1 for 10 reverse common stock split on July 25, 2005 and the 2.5 for 1 forward common stock split on March 27, 2006.











              The accompanying notes are an integral part of these
                        consolidated financial statements

                            PATCH INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MAY 31, 2006
                            (Stated in U.S. Dollars)

1.   ORGANIZATION AND NATURE OF OPERATIONS

     Patch International, Inc. (the "Company") was incorporated in the State of Nevada on June 20, 1997. Effective June 15, 2004, the Company changed its domicile from Utah to Nevada. Effective March 15, 2004, the Company acquired all the issued and outstanding common stock of Patch Energy Inc. ("Energy"), a private company incorporated in British Columbia, Canada, and is involved in the exploration, development and production of oil and natural gas. Prior to the acquisition, the Company was a non-operating corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization of the Company. Accordingly, because Energy is deemed to be the purchaser for accounting purposes, these consolidated financial statements are presented as a continuation of Energy and include the results of operations of Energy since incorporation on February 11, 2002, and the results of operations of the Company since the date of acquisition on March 15, 2004. See Note 4.

     On February 3, 2006, the Company, through its subsidiary Energy, incorporated in British Columbia, Canada, a wholly-owned subsidiary, Patch Oilsands Ltd. ("Oilsands"). On February 27, 2006, the Company formed Patch Oilsands Limited Partnership (the "Partnership"), a Canadian limited partnership, of which Energy owns a 75% interest and Oilsands is the general partner. The purpose of the Partnership is to pursue the acquisition, exploration and development of land or other property interests primarily in the Alberta Oil Sands. Under the terms of a Partnership Agreement, Energy can subscribe for units at a preferential rate to the current minority limited partners, Habanero Resources Inc. ("Habanero"), which owns 20.8333%, and Micron Enviro Systems ("Micron"), which owns 4.1667%. Habanero and Micron have to pay a multiple of 1.285714 of the base subscription price for all subscription funds raised, except that portion which applies to cover the cost of the Company's shares purchased by the Partnership and used as consideration in transactions undertaken by the Partnership. The difference in preferential subscription pricing expires at the earlier of $4,538,000 (CDN$5,000,000) in capital raised or the date that the Partnership accepts a new Limited Partner. As at May 31, 2006, Energy has advanced $1,594,334 (CDN$1,873,279) in tranches representing its share of the initial subscription contribution to the Partnership.

2.   SIGNIFICANT ACCOUNTING POLICIES

     a)  Basis of Presentation

         These consolidated financial statements include the accounts of the Company, its subsidiaries and its investment in a limited partnership. All significant intercompany balances and transactions have been eliminated. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company's fiscal year-end is May 31.

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

     c)  Financial Instruments

         The carrying amounts of financial instruments including cash, accounts receivable, investments, accounts payable and accrued liabilities, income taxes payable and amounts due to related parties, approximated fair value at May 31, 2006 and 2005.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)

2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     d)  Investments

         The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company's ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings.

     e)  Property and Equipment

         Property and equipment consists of computer hardware, is recorded at cost and is being amortized using the declining balance method over its estimated useful life at the rate of 30% per annum.

     f)  Oil and Gas Interests

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

     g)  Asset Retirement Obligations

         The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard
         (SFAS) No. 143 "ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS". SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     h)  Long-lived Assets

         In accordance with SFAS No. 144, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

     i)  Foreign Currency Translation

         The Company's functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 "FOREIGN CURRENCY TRANSLATION", using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The functional currency of the Partnership and the Company's Canadian subsidiary is the Canadian dollar. Their financial statements are translated to United States dollars under the current rate method in accordance with SFAS No. 52. Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

     j)  Comprehensive Income

         SFAS No. 130, "REPORTING COMPREHENSIVE INCOME," establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at May 31, 2006 the components of comprehensive income included unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments. As at May 31, 2005, the Company's only component of comprehensive income was unrealized holding gains and losses on available-for-sale securities.

     k)  Minority Interest

         The Company consolidated its investment in Patch Oilsands Limited Partnership (the "Partnership"). The Company recorded a gain on dilution, which is the difference between Energy's contribution to the Partnership (70%) and its equity interest (75%). Minority interest on the consolidated balance sheet represents the 25% minority interest in the net loss and 25% of the net assets of the Partnership.

     l)  Revenue Recognition

         The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

     m)  Income Taxes

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


2.   SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     n)  Stock-Based Compensation

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

     o)  Basic and Diluted Income (Loss) Per Share

         The Company computes income (loss) per share in accordance with SFAS No. 128 - "EARNINGS PER SHARE". Under the provisions of SFAS No. 128, basic income (loss) per share is computed using the weighted average number of common stock outstanding during the periods. Diluted income
         (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period. As the Company generated net losses in the year ended May 31, 2005, the basic and diluted loss per share is the same for that year as any exercise of options or warrants would be anti-dilutive.

3.   RECENT PRONOUNCEMENTS

     In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, "ACCOUNTING CHANGES AND ERROR CORRECTIONS - A REPLACEMENT OF APB OPINION NO. 20 AND SFAS NO. 3 ". SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

     In December 2004, the FASB issued SFAS No. 153, "EXCHANGES OF NONMONETARY ASSETS - AN AMENDMENT OF APB OPINION NO. 29 ". The guidance in APB Opinion No. 29, "ACCOUNTING FOR NONMONETARY TRANSACTIONS", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


3.   RECENT PRONOUNCEMENTS (CONTINUED)

     In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, "SHARE BASED PAYMENT". SFAS 123R is a revision of SFAS No. 123 "ACCOUNTING FOR STOCK-BASED COMPENSATION", and supersedes APB Opinion No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award
     - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the annual reporting period that begins after December 15, 2005. The adoption of this standard is expected to have a material effect on the Company's results of operations or financial position and the Company continues to evaluate it to determine the degree of significance.

     The FASB has also issued SFAS No. 155 "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS" and SFAS No. 156 "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

4.   ACQUISITION OF SUBSIDIARY

     Effective March 15, 2004, the Company acquired 100% of the issued and outstanding shares of Patch Energy Inc. ("Energy") by issuing 4,558,156 split-adjusted shares of common stock in a one for four share exchange.
     Energy was a private British Columbia corporation involved in the exploration, development and production of oil and natural gas.

     The issued and outstanding share capital of the Company prior to the acquisition was 5,157,702 split-adjusted shares of common stock. The issued and outstanding share capital of Energy prior to the acquisition was 18,232,625 shares of common stock. The transaction resulted in the Company's shareholders holding 53% of the total issued and outstanding split-adjusted common shares, and Energy shareholders having a total of 47% of the total issued and outstanding split-adjusted common shares of 9,715,858 after the close of the acquisition. The transaction has been treated as a recapitalization of the Company, with Energy being treated as the acquirer. Accordingly the results of operations presented are those of Energy since incorporation on February 11, 2002, together with the results of operations of the Company since March 15, 2004.

     Even though former shareholders of the Company controlled 53% of the total issued and outstanding shares after the acquisition, former shareholders of Energy effectively controlled the combined entity as there are no other blocks of share capital equal to or greater than 5% of the total issued capital. A former majority shareholder of Energy also had the ability to elect the majority of the board of the combined entity, and management of the combined entity comprised of that one former Energy shareholder as President, Chief Executive Officer and Director until April 7, 2006, whereby he resigned and became a consultant for the Company. For these reasons, pursuant to paragraph 7 (b), (c) and (d) of Statement of Financial Accounting Standards, No. 141 "BUSINESS COMBINATIONS", Energy has been treated as the acquirer corporation.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


4.   ACQUISITION OF SUBSIDIARY (CONTINUED)

     The Company had net liabilities of $152,024 at the acquisition date and are included in the consolidated balance sheet at their previously recorded amounts.


     The acquisition is summarized as follows:

              Cash                                           $       1,034
              Investment                                                 1
              Accounts payable, and accrued liabilities           (115,216)
              Due to related parties                               (37,843)
                                                             --------------

              Net liabilities acquired                       $    (152,024)
                                                             ==============


5.   AVAILABLE-FOR-SALE SECURITIES

     At May 31, 2006,  the Company owned  6,791,937  (May 31, 2005 - 11,200,000)
     ordinary shares of Pharmaxis Ltd. ("Pharmaxis"), an Australian company listed on the Australian Stock Exchange. The Company records the ordinary shares of Pharmaxis at market value, net of tax. At May 31, 2006, the market value is recorded at $7,241,000, after tax of $3,103,000, resulting in an unrealized gain of $7,240,999, which is recorded as other comprehensive income, a separate component of stockholders' equity.

     During the year ended May 31, 2006, the Company sold 4,408,063 Pharmaxis shares for gross proceeds of $6,962,938, and realized a gain of $6,962,938, before applicable taxes.


                                                        May 31,
                                                         2006
                                                     -------------
         6,791,937 ordinary shares                   $   7,241,000
                                                     =============


                                                        May 31,
                                                         2005
                                                     -------------
         11,200,000 ordinary shares                  $   6,007,000
                                                     =============

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


6.   OIL AND GAS INTERESTS

                                                                                    May 31,          May 31,
                                                                                     2006             2005
                                                                                --------------   --------------
     OIL AND GAS INTERESTS - SUCCESSFUL EFFORTS METHOD

     Balance beginning of the year                                              $     198,284    $     130,440
     Expenditures                                                                   3,029,321          127,365
     Depletion and depreciation                                                      (193,888)         (25,136)
     Dry well and abandoned interests                                                 (69,700)         (34,385)
                                                                                --------------   --------------
     Balance end of the year                                                    $   2,964,017    $     198,284
                                                                                ==============   ==============

     Represented by:

     California, U.S.A
     Producing interests subject to depletion and amortization                  $           -    $      15,638
     Accumulated depletion                                                                  -          (15,638)
                                                                                --------------   --------------
                                                                                            -                -
     Alberta, Canada
     Non-producing interests                                                        2,846,147           68,155
     Producing interests subject to depletion and amortization                        150,739                -
     Accumulated depletion and depreciation                                          (121,060)               -
                                                                                --------------   --------------
                                                                                    2,875,826           68,155
     Saskatchewan, Canada
     Producing interests subject to depletion and amortization                        243,004          212,113
     Accumulated depletion and depreciation                                          (154,813)         (81,984)
                                                                                --------------   --------------
                                                                                       88,191          130,129
                                                                                --------------   --------------
                                                                                $   2,964,017    $     198,284
                                                                                ==============   ==============

     CAPITALIZED COSTS RELATING TO OIL AND
      GAS PRODUCING ACTIVITIES
                                                                                    May 31,          May 31,
                                                                                     2006             2005
                                                                                --------------   --------------

     Proved oil and gas properties and related equipment - California, U.S.A.   $           -    $      15,638
     Proved oil and gas properties and related equipment - Saskatchewan,              243,004          212,113
     Canada
     Proved oil and gas properties and related equipment - Alberta, Canada            150,739           68,155
     Non-producing oil and gas properties - Alberta, Canada                         2,846,147                -
                                                                                --------------   --------------
     Sub-total                                                                      3,235,199          295,906
     Accumulated depletion                                                           (275,873)         (97,622)
                                                                                --------------   --------------
                                                                                $   2,964,017    $     198,284
                                                                                ==============   ==============

     COSTS INCURRED IN OIL AND GAS ACQUISITION,
      EXPLORATION AND DEVELOPMENT ACTIVITIES
                                                                                    May 31,          May 31,
                                                                                     2006             2005
                                                                                --------------   --------------

     Exploration costs - Texas, U.S.A.                                          $           -    $      31,569
     Acquisition costs - Alberta, Canada                                            2,791,421                -
     Exploration costs - Alberta, Canada                                              207,009                -
     Development costs - Alberta, Canada                                                    -           68,155
     Development costs - Saskatchewan, Canada                                          30,891           27,641
                                                                                --------------   --------------
                                                                                $   3,029,321    $     127,365
                                                                                ==============   ==============

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


6.   OIL AND GAS INTERESTS (CONTINUED)

     RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
     TEXAS, U.S.A.
                                                                                    May 31,          May 31,
                                                                                     2006              2005
                                                                                --------------   --------------
     Impairment of oil costs                                                    $           -    $     (34,385)
                                                                                --------------   --------------
     Net income (loss) from producing activities                                $           -    $     (34,385)
                                                                                ==============   ==============

     RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
     CALIFORNIA, U.S.A.
                                                                                    May 31,          May 31,
                                                                                     2006             2005
                                                                                --------------   --------------

     Oil and gas sales                                                          $           -    $         213
     Production costs                                                                       -             (356)
     Depletion                                                                              -             (540)
                                                                                --------------   --------------
     Net income (loss) from producing activities                                $           -    $        (683)
                                                                                ==============   ==============

     RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
     SASKATCHEWAN, CANADA
                                                                                    May 31,          May 31,
                                                                                      2006             2005
                                                                                --------------   --------------

     Oil and gas sales                                                          $     134,926    $      97,202
     Production costs                                                                 (37,375)         (25,224)
     Depletion and depreciation                                                       (72,829)         (24,596)
     Dry well costs                                                                         -           (1,324)
                                                                                --------------   --------------
     Net income (loss) from producing activities                                $      24,722    $      46,058
                                                                                ==============   ==============

     RESULTS OF OPERATIONS FROM PRODUCING ACTIVITIES -
     ALBERTA, CANADA
                                                                                    May 31,          May 31,
                                                                                      2006             2005
                                                                                --------------   --------------

     Oil and gas sales                                                          $      43,667    $           -
     Production costs                                                                 (19,476)               -
     Depletion and depreciation                                                      (121,059)               -
     Dry well costs                                                                   (69,700)               -
                                                                                --------------   --------------
     Net income (loss) from producing activities                                $    (166,568)   $           -
                                                                                ==============   ==============


PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


6.   OIL AND GAS INTERESTS (CONTINUED)

     a)  Saskatchewan, Canada

         On May 1, 2002, the Company acquired a 12.5% working interest in ten test wells located in Saskatchewan by incurring 15.625% of the costs. The Company participated in a second set of nine test wells in Saskatchewan, Canada, by agreeing to incur 15.625% of the costs to earn a 12.5% working interest.

         The Company entered into a participation agreement on the second nine test wells with Micron Enviro Systems Inc. ("Micron") dated March 27, 2003 whereby Micron earned a 3.5% working interest in those wells by incurring 5% of the associated costs. The Company also entered into a participation agreement on those same wells with Butler Development Corporation ("Butler") dated April 28, 2003 whereby Butler earned a 3.5% working interest by incurring 5% of the associated costs and by paying the Company $13,614 (CDN$15,000).

         On November 14, 2003, the Company acquired a 12.5% working interest in a test well located in Saskatchewan and 6.25% in the balance of the farmout lands, by incurring 12.5% of the costs. A total of $nil (2005 - $1,324) in costs related to this well has been charged to operations, as the well was shut-in.

     b)  Alberta, Canada

         (i) By a Participation Agreement dated March 10, 2005, the Company acquired a 25% working interest in the Bear Canyon gas project. During the year ended May 31, 2006, the well was drilled and shut-in and the Company recognized an impairment charge of $24,787.


         (ii) On May 30, 2005, the Company acquired a 10% working interest in a test well (the "McLeod" project) located in Alberta by incurring 10% of the costs. The well was drilled in June 2005 and commenced operations in November 2005. A second test well was drilled in December 2005 and was shut-in January 2006 and the Company recognized an impairment charge of $44,913.


         (iii) The Company entered into Agreements dated November 8, 2005, to acquire a working interest in three projects located in the Lloydminster, Elnora and Atlee-Buffalo areas of Alberta. Under the terms of each of these Agreements, a test well is to be spudded on each property no later than December 31, 2005, extended by agreement to June 30, 2006. . Since May 31, 2006 the Company has made cash call advances of $281,176 and $132,532 respectively on the Lloydminster and Atlee-Buffalo projects. Drill preparation is now underway for a test well and an option well at Lloydminster and a test well has been drilled and cased to a secondary target at Atlee-Buffalo. The Company has decided not to proceed with the Elnora project at this time. The Company earns a 50% working interest in the test well and the option well at Lloydminster and in the test well at Atlee-Buffalo, subject to an overriding royalty convertible after pay-out such that, if converted, the Company's interest reverts to a 30% working interest in those wells and a 30% working interest in the balance of the farmout lands, by paying 50% of the costs of each well The lands are subject to a 1% gross overriding royalty and Crown royalties.

         (iv) The Company entered into an Agreement dated January 4, 2006, to acquire a 100% working interest in a test well project located in the Halkirk area of Alberta. The well has been spudded and ifracture tested; flow results are pending. The Company will earn a 100% interest in the test well subject to an overriding royalty such that if converted after pay-out the Company will revert to a 50% working interest in the well and a 50% working interest in the balance of the farmout lands, by paying 100% of the cost of a test well. The lands are subject to a 1% gross overriding royalty and Crown royalties. Since May 31, 2006 the Company has made cash call advances of $255,062 in respect of this project.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


6.   OIL AND GAS INTERESTS (CONTINUED)

     b)  Alberta, Canada (continued)

         (v) The Company entered into a Farmout and Participation Agreement dated January 19, 2006, to acquire a working interest in oil and gas leases ("Block A" and "Block B") in the Peace River arch area of Alberta. Under the terms of the Agreement, the Company made a payment of $678,943 to the title-holder of the farmout lands. The Company will earn a 90% working interest in a test well and spacing unit, subject to a convertible overriding royalty exercisable after payout such that if exercised reduces the Company's interest to 54%, and a 54% working interest in the balance of Block A lands, by incurring 90% of the costs of a test well to be spudded on the Block A lands no later than February 1, 2007. The Company will earn a 90% working interest in the second test well and spacing unit, subject to a convertible overriding royalty exercisable after payout that if exercised reduces the Company's interest to 54%, and a 54% working interest in the balance of Block B lands by incurring 90% of the costs of a test well to be spudded on the Block B lands no later than February 1, 2007. The lands are subject to a 1% gross overriding royalty and Crown royalties. To-date cash call payments totalling $46,521 have been made towards the two test wells.

         (vi) On February 28, 2006, the Partnership entered into an agreement for the acquisition of an Alberta oil sands property located just south of Fort McMurray in the area of Leismer, Alberta, Canada. The property is divided into two half sections called Block A and Block B. On March 2, 2006, the Partnership paid $726,080 and issued 437,500 shares of the Company at a price of $1.08 per share, for a 40% working interest in Block A. On March 30, 2006 the Partnership paid an additional $453,800 to earn a further 40% working interest in Block A. The Partnership has the option, exercisable on or before April 1, 2007, to acquire an 80% interest in Block B for the payment of $1,179,880 (CDN$1,300,000) and 100,000 additional shares of the Company. Both Block A and B are subject to a 5% overriding royalty and crown royalties. The Partnership must fund 80% of the costs of a 3D seismic program covering approximately 1.2 square miles over the Block A and Block B lands on or before March 1, 2007. The Partnership must also fund a Test Well on the Block A lands which must be spudded by March 1, 2007. The Partnership is required to fund 80% of the total cost of the test well.

         (vii) On April 5, 2006, Energy acquired three crown oil sands leases, comprising four sections (1,024 hectares) at the Alberta Crown Oil Sands sale for $405,143. The initial lease term is for 15 years with annual rental payable to the Alberta Crown of $3.18 (CDN$3.50) per hectare and Crown royalties on production. On April 13, 2006 Energy sold these leases to the Partnership for $641,370. The inter-company profit of $236,227 has been eliminated upon consolidation.

     c)  California, USA

         The Company has 0.75 of 1% of an interest in four test wells in Tehama County, California. The Company relinquished its interest in these test wells in fiscal 2005.

     d)  Texas, USA

         The Company entered into a participation agreement dated September 30, 2003 with PB Energy USA Inc., where the Company was granted the right to earn a 3.75% working interest in a Test Well and a 3.75% working interest in 3 tracts of land totalling 856 acres lying within the Goliad County of Texas, USA (the "Program Lands") known as the Manahuilla Creek Project, by paying 5% of the Prospect Acquisition Costs (being US$15,000 (paid)), 5% of the Test Well Operations and 3.75% of the costs of development of Program Lands. The test well has been shut-in and the Company recognized an impairment charge of $34,385 in 2005.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


6.   OIL AND GAS INTERESTS (CONTINUED)

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


7.   DUE TO RELATED PARTIES

     a) Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At May 31, 2006, $86,878 (2005 - $342,813) was due to related parties.

     b) On May 1, 2005, the Company entered into a management agreement with a director and the former President of the Company for a term of 5 years with payments of $175,000 per annum. On May 1, 2006, the Company entered into a management agreement with the President of the Company for a term of 1 year with payment of $60,000 per annum. On December 16, 2005, the Company entered into a management agreement with a director of the Company with payments of $5,446 (CDN$6,000) per quarter. During the year ending May 31, 2006, the Company paid $198,677 (2005 - $115,239) in related party compensation.


8.   ASSET RETIREMENT OBLIGATIONS

                                                   For the Year    For the Year
                                                   Ended May 31,   Ended May 31,
                                                       2006            2005
                                                   -------------   -------------
        Beginning asset retirement obligations     $          -    $          -
        Additions related to new properties                   -               -
        Liabilities incurred                             32,834               -
        Deletions related to property disposals               -               -
        Accretion                                         1,545               -
                                                   ------------    -------------
                                                   $     34,379    $          -
                                                   ============    =============


9.   COMMON STOCK

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

     The Company is proposing the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. (the "Pharmaxis Shares"). Net proceeds includes the costs associated with the sale of the Pharmaxis shares and related taxes. The directors of the Company have fixed July 30, 2004 as the record date. The distribution is subject to the Company receiving all required regulatory approvals.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


9.   COMMON STOCK (CONTINUED)

     On September 22, 2005, the Company filed a form S-8 Registration Statement in connection with a 2005 Stock Option Plan allowing for the granting of options to acquire up to a total of 2,250,000 shares.

     On May 15, 2006, the Company adopted the 2006 Stock Option Plan approving the granting of options to acquire up to a total of 1,500,000 shares.

     A summary of the Company's stock option activity is as follows:

                                                   May 31, 2006                        May 31, 2005
                                        -------------------------------     -------------------------------
                                                              Weighted                            Weighted
                                                 Number        Average               Number        Average
                                                     of       Exercise                   of       Exercise
                                                Options          Price              Options          Price
                                        ---------------- --------------     ---------------- --------------
       Balance, beginning of year             1,370,000          $0.28            1,101,250          $0.48
       Granted                                2,735,000          $0.75            3,069,643          $0.24
       Cancelled                                      -              -             (250,000)         $0.52
       Exercised                             (1,832,500)         $0.40           (2,550,893)         $0.24
                                        ---------------- --------------     ---------------- --------------
       Balance, end of year                   2,272,500          $0.75            1,370,000          $0.28
                                        ================ ==============     ================ ==============

     As at May 31, 2006, the following options are outstanding:

                                               OUTSTANDING                               EXERCISABLE
                               ---------------------------------------------     ---------------------------
                                                   Weighted
                                                    Average        Weighted                        Weighted
                                      Number      Remaining         Average            Number       Average
                                          of    Contractual        Exercise                of      Exercise
               Exercise Price         Shares   Life (years)           Price            Shares         Price
     -----------------------------------------------------------------------     ---------------------------
               $  0.26 - 0.79      1,275,000           2.54           $0.43         1,275,000         $0.43
               $  0.80 - 1.54        997,500           1.57           $1.16           512,500         $0.80
                               ---------------------------------------------     ---------------------------
                                   2,272,500                                        1,787,500
                               =============================================     ===========================

     The Company accounts for stock based employee and director compensation arrangements in accordance with provisions of Accounting Principles Board ("APB") Opinion No. 25 - "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES", and related interpretations, and complies with the disclosure provisions of SFAS No. 123 - "ACCOUNTING FOR STOCK BASED COMPENSATION". Under APB No. 25, compensation expense is based on the difference, if any, on the date the number of shares receivable is determined, between the estimated fair value of the Company's stock and the exercise price of options to purchase that stock. Stock based compensation arrangements for others are recorded at their fair value as the services are provided and the compensation earned. During the year ended May 31, 2006, stock-based compensation for consultants amounting to $787,310 was recorded. Stock options for stock-based compensation were issued as follows: 250,000 stock options priced at $0.40 per share, 75,000 stock options priced at $0.44 per share, 250,000 stock options priced at $0.48 per share, 562,500 stock options priced at $0.56 per share, 512,500 stock options priced at $0.80 per share, and 285,000 stock options priced at $1.54 per share. Shares for stock-based compensation were issued as follows: 75,000 shares of common stock priced at $0.43, 150,000 shares of common stock priced at $0.52, 75,299 shares of common stock priced at $1.32 and 37,500 shares of common stock priced at $1.52.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


9.   COMMON STOCK (CONTINUED)

     Had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net income (loss) and net income (loss) per share would have been as follows:

                                                                                     For the Year Ended
                                                                                           May 31,
                                                                                    2006               2005
                                                                             -----------------------------------
Net income (loss) - as reported                                              $    2,687,112      $   (1,022,463)
    Add: Stock-based compensation expense included in net loss - as
    reported                                                                        787,310             284,354
    Deduct: Stock-based compensation expense determined under fair value
    method                                                                       (1,063,128)           (327,444)
                                                                             -----------------------------------

Net income (loss) - pro forma                                                $    2,411,294      $   (1,065,553)
                                                                             ===================================

Basic net income (loss) per share - as reported                                    $ 0.19             $ (0.09)
Basic net income (loss) per share - pro forma                                      $ 0.17             $ (0.10)

Diluted net income (loss) per share - as reported                                  $ 0.19             $ (0.09)
Diluted net income (loss) per share - pro forma                                    $ 0.17             $ (0.10)

     The fair value of each option granted during the year ended May 31, 2006 was $0.39 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 147%; risk free interest rate of 4.1%; and expected life of 1.31 years.

     The fair value of each option granted during the year ended May 31, 2005 was $0.11 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 216%; risk free interest rate of 2.4%; and expected life of .73 years.


10.  TAX EFFECTS OF OTHER COMPREHENSIVE INCOME

     Components of comprehensive income are as follows:

                                                                              For the Year Ended
                                                                                 May 31, 2006
                                                           -----------------------------------------------------------
                                                                Before-Tax         Tax (Expense)        Net-of-Tax
                                                                  Amount             Or Benefit           Amount
                                                           -----------------------------------------------------------
Available-for-sale securities:
    Reclassification adjustment - realized gain                $ (3,582,147)        $  1,217,930        $ (2,364,217)
    Holding gain                                                  5,451,844           (1,853,627)          3,598,217
                                                           -----------------------------------------------------------
Net gain on available-for-sale securities recognized in
    other comprehensive income                                    1,869,697             (635,697)          1,234,000

Foreign currency translation adjustment                             111,560                    -             111,560
                                                           -----------------------------------------------------------
Other comprehensive income                                      $ 1,981,257         $   (635,697)       $  1,345,560
                                                           ===========================================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


10.  TAX EFFECTS OF OTHER COMPREHENSIVE INCOME (CONTINUED)

                                                                              For the Year Ended
                                                                                 May 31, 2005
                                                           ----------------------------------------------------------
                                                                Before-Tax          Tax (Expense)        Net-of-Tax
                                                                  Amount              Or Benefit           Amount
                                                           ----------------------------------------------------------
Available-for-sale securities:
    Holding gain                                                $ 9,101,513         $ (3,094,514)        $ 6,006,999
                                                           ----------------------------------------------------------
Other comprehensive income                                      $ 9,101,513         $ (3,094,514)        $ 6,006,999
                                                           ==========================================================

11.  COMMITMENTS

     a) The Company entered into a management agreement dated May 1, 2005 with a Director and Former President of the Company for the provision of management services for a term of 5 years at a rate of $14,583 per month.

     b) The Company entered into a consulting agreement dated May 1, 2005 for the provision of consulting services for a term of 5 years at a rate of $6,250 per month.

     c) The Company entered into a consulting agreement effective April 15, 2006, for the provision of consulting services for a term of twelve months at a rate of $10,000 per month.

     d) The Company entered into a consulting agreement effective December 1, 2005, with a director of the Company for the provision of consulting services at a rate of $1,815 (CDN$2,000) per month.

     e) The Company entered into an agreement with the President of the Company dated May 1, 2006 for the provision of services for a term of one year, thereafter renewable on a monthly basis, at a rate of $5,000 per month.

     f) The Company entered into a consulting agreement dated May 12, 2006 for the provision of consulting services for a term of 6 months, thereafter renewable on a monthly basis, at a rate of $3,630 (CDN$4,000) per month.

     g) The Company entered into a consulting agreement dated May 12, 2006 for the provision of consulting services for a term of 6 months, thereafter renewable on a monthly basis, $4,084 (CDN$4,500) per month.

12.  INCOME TAX

     The Company provides deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, "ACCOUNTING FOR INCOME TAXES". Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. At May 31, 2006, the Company did not have any net U.S. operating losses carried forward. The potential benefit of net U.S. foreign tax credit carry forward has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S. foreign tax credit carry forward in future years. At May 31, 2006, the Company had capital gains for Australian income taxes purposes of $7,270,801, net operating income for U.S. federal income tax purposes of $2,758,004, and had non-capital loss carryforwards for Canadian income tax purposes of $487,000, which begin expiring in fiscal 2011. All U.S. federal income taxes payable were offset by a foreign tax credit or losses brought forward. When the future utilization of some portion of the carryforwards is determined not to be "more likely than not," a valuation allowance is provided to reduce the recorded tax benefits from such assets. At May 31, 2006, a valuation allowance of $634,000 was provided to reduce deferred tax assets to nil.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


12.  INCOME TAX (CONTINUED)

     The provision for income taxes consists of the following:

                                                                              May 31,              May 31,
                                                                               2006                 2005
                                                                                 $                    $
     Current
        Foreign                                                             2,181,000                     -
        United States                                                         225,243                     -

     Deferred:
        Foreign                                                                     -                     -
        United States                                                               -                     -
     --------------------------------------------------------------------------------------------------------
     Total income tax expense                                               2,406,243                     -
     ========================================================================================================


     Effective tax rate reconciliation:

                                                                              May 31,              May 31,
                                                                               2006                 2005
                                                                                 $                    $

     Income tax expense at statutory rate                                   1,731,740                     -
     Nonresident capital gains tax                                          2,181,000                     -
     Foreign tax credit                                                    (1,731,740)                    -
     Federal tax                                                              225,243                     -
     --------------------------------------------------------------------------------------------------------
     Total income tax expense                                               2,406,243                     -
     ========================================================================================================
     Effective tax rate                                                          47.2%                    -
     ========================================================================================================



     The deferred tax liabilities and assets were as follows:

                                                                              May 31,              May 31,
                                                                               2006                 2005
                                                                                 $                    $

     Deferred tax assets
      - Net operating loss carryforwards                                      166,000             1,011,000
      - Excess tax basis over book basis for oil and gas properties            50,000                     -
     --------------------------------------------------------------------------------------------------------
      - Less valuation allowance                                             (216,000)           (1,011,000)
     --------------------------------------------------------------------------------------------------------
     Net deferred tax assets                                                        -                     -
     ========================================================================================================


PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


13.  SUBSEQUENT EVENTS

     a) Subsequent to May 31, 2006, the Company issued 330,000 shares of common stock and received $210,000 in cash proceeds from the exercise of 330,000 stock options.

     b) On June 23, 2006, the Company purchased 3,598 of its shares on the open market at an average price of $1.32 per share.

     c) The Company entered into a Participation Agreement with Highview Resources Ltd. ("Highview") dated June 6, 2006, to acquire 50% of Highview's majority interest in two sections of land located near to the City of Red Deer in Central Alberta, Canada. Under the terms of the Agreement, the Company paid 50% of past land acquisition and seismic costs incurred by Highview of $48,963 and has incurred $38,169 in respect of its share of a new seismic program. Under the terms of a Pooling and Seismic Option Agreement with a third party, the Company and Highview can elect to drill a test well in and earn 100% in each section subject to a 12% non convertible overriding royalty of 12%, reduced proportionately by the acreage contribution of the Company and Highview in each section. Crown royalties will apply on any production.

     d) The Company entered into an Agreement with Vanguard Exploration Corp. dated July 7, 2006, to acquire a 26.25% working interest in certain mineral rights on a quarter section of land and the right to participate as to 35% in a test well and an option well over two sections, convertible by a third party after payout to a 21% working interest, in the Rich / Rumsey area of Alberta, Canada. Under the terms of the Agreement, the Company paid a prospect fee of $60,182 to cover a share of seismic and land acquisition costs. The Company also paid $462,548 towards its share of the drilling and casing costs of a test Well, which has been drilled and cased back to a secondary target. Crown royalties will apply on any production.

     e) On July 26, 2006, the Company issued 222,250 shares of common stock at a price of $1.25 per share for investor relation services

14.  GEOGRAPHIC AND SEGMENTED INFORMATION

     The Company has one reportable segment consisting of oil and gas operations, except for the Company's investment in Pharmaxis. The Company derives revenues from the oil and gas operations from the sale of petroleum products. The Company's operations are in Canada and the United States.

     GEOGRAPHIC:

                                                     May 31,        May 31,
     Long-lived assets:                               2006           2005
                                                --------------  --------------

     Canada                                     $   2,937,326   $     200,358
     Australia                                      7,241,000       6,007,000
                                                --------------  --------------

     Total long-lived assets                    $  10,178,326   $   6,207,358
                                                ==============  ==============


                                                     May 31,        May 31,
     Revenues from external customers:                2006           2005
                                                --------------  --------------

     United States                              $           -   $         213
     Canada                                           178,594          97,202
                                                --------------  --------------

     Total revenues from external customers     $     178,594   $      97,415
                                                ==============  ==============

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


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

     STANDARDIZED MEASURE OF DISCOUNTED FUTURE
     NET CASH FLOWS RELATING TO PROVED OIL
     AND GAS RESERVES (UNAUDITED)
                                                                                      May 31,           May 31,
                                                                                       2006              2005
                                                                                ----------------  ----------------

                                                                                        GAS               GAS
                                                                                       (mcf)             (mcf)

     Proved, developed and undeveloped reserves (United States)

     Balance beginning of the year                                                            -           136,000
     Production                                                                               -                 -
     Sales of minerals in place                                                               -          (136,000)
                                                                                ----------------  ----------------
     Balance end of the year                                                                  -                 -
                                                                                ================  ================


                                                                                       OIL                OIL
                                                                                      (bbls)            (bbls)
     Proved, developed and undeveloped reserves (Canada)

     Balance beginning of the year                                                       11,000            12,000
     Discoveries                                                                          1,000                 -
     Revision to estimates                                                               (4,000)            2,000
     Production                                                                          (3,000)           (3,000)
                                                                                ----------------  ----------------
     Balance end of the year                                                              5,000            11,000
                                                                                ================  ================

     Standardized Measure of Discounted Future Net Cash Flows (Canada)

     Future cash flows                                                          $       353,964   $       523,000
     Future operating expenses                                                         (199,672)         (229,000)
                                                                                ----------------  ----------------
                                                                                        154,292           294,000
     10% annual discount for estimated timing of cash flows                             (19,060)          (60,000)
                                                                                ----------------  ----------------
     Standardized measure of discounted future net cash flows                   $       135,232   $       234,000
                                                                                ================  ================


PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MAY 31, 2006
(Stated in U.S. Dollars)


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