Form 10QSB
period 2006-08-31
PATCH INTERNATIONAL INC/CN
filed 2006-10-16
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: AUGUST 31, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from ________________ to __________________

                         Commission file number: 0-28627

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

 State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            15,761,774 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                 AUGUST 31, 2006

  Transitional Small Business Disclosure Format (check one);  Yes [  ] No [X]

                         PART I - FINANCIAL INFORMATION

PATCH INTERNATIONAL INC.
August 31, 2006
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

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(unaudited)

------------------------------------------------------------------------------------------------------------------------
                                                                                         AUGUST 31,           MAY 31,
                                                                                            2006                2006
------------------------------------------------------------------------------------------------------------------------
ASSETS

Current Assets
     Cash                                                                           $      3,945,324   $      4,473,444
     Accounts receivable                                                                      25,772             29,260
     Prepaid expenses and other                                                              293,622             70,603
------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                       4,264,718          4,573,307
Available-for-sale Securities (Note 3)                                                     7,158,000          7,241,000
Property and Equipment, Net                                                                    1,553              1,452
Oil and Gas Interests (successful efforts method) (Note 4)                                 4,343,905          2,964,017
------------------------------------------------------------------------------------------------------------------------

Total Assets                                                                        $     15,768,176   $     14,779,776
========================================================================================================================

LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                                       $        267,332   $        215,694
     Income taxes payable                                                                  2,472,409          2,181,000
     Due to related parties (Note 5)                                                          71,869             86,878
------------------------------------------------------------------------------------------------------------------------

Total Current Liabilities                                                                  2,811,610          2,483,572
Asset retirement obligations (Note 6)                                                         34,536             34,379
------------------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                          2,846,146          2,517,951
------------------------------------------------------------------------------------------------------------------------

Minority Interest                                                                            573,335            570,862

STOCKHOLDERS' EQUITY

Preferred Stock:
1,000,000 preferred shares authorized with par value of $0.001 per share; none
issued and outstanding                                                                             -                  -

Common Stock:
24,801,250 common shares authorized with par value of $0.001 per share;
15,761,774 shares issued and outstanding (May 31, 2006 - 15,163,112 shares)                   15,762             15,163

Additional Paid-in Capital                                                                 4,062,924          3,335,380

Stock Subscriptions Receivable                                                               (35,000)                 -

Accumulated Other Comprehensive Income                                                     7,302,086          7,352,558

Retained Earnings                                                                          1,002,923            987,862
------------------------------------------------------------------------------------------------------------------------

Total Stockholders' Equity                                                                12,348,695         11,690,963
------------------------------------------------------------------------------------------------------------------------

Total Liabilities and Stockholders' Equity                                          $     15,768,176   $     14,779,776
========================================================================================================================


              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(unaudited)

                                                                                         FOR THE             FOR THE
                                                                                       THREE MONTHS        THREE MONTHS
                                                                                          ENDED               ENDED
                                                                                        AUGUST 31,          AUGUST 31,
                                                                                           2006                2005
---------------------------------------------------------------------------------------------------------------------------
Revenue
     Oil and gas                                                                    $         47,621     $       50,485
---------------------------------------------------------------------------------------------------------------------------
Expenses
     Consulting                                                                              264,487            108,890
     Depletion, depreciation, impairment and accretion                                        25,356             27,196
     Foreign exchange loss                                                                       536                  -
     General and administrative                                                               60,688             39,098
     Investor relations and marketing                                                        223,690             53,358
     Oil and gas production, royalties and other                                              11,821              9,850
     Professional fees                                                                        55,361             44,572
     Related party compensation (Note 5)                                                     113,790             49,419
---------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                                                     755,729            332,383
---------------------------------------------------------------------------------------------------------------------------
Operating Loss                                                                              (708,108)          (281,898)
---------------------------------------------------------------------------------------------------------------------------
Other Income
     Interest                                                                                 40,842                  -
     Gain on sale of available-for-sale securities                                           969,599                  -
     Non-controlling interest in net loss                                                      7,760                  -
---------------------------------------------------------------------------------------------------------------------------
Total Other Income                                                                         1,018,201                  -
---------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                                            310,093           (281,898)

Provisions For Income Taxes                                                                 (291,409)                 -
---------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                                   $         18,684      $    (281,898)

Other Comprehensive Income (Loss) (Note 8)

     Available-for-sale securities:
         Reclassification to realized gain                                                  (746,282)                 -
         Holding gain                                                                        663,282          6,182,000
---------------------------------------------------------------------------------------------------------------------------
Increase (Decrease) in unrealized gain on available-for-sale securities                      (83,000)         6,182,000

Foreign currency translation adjustment                                                       32,528                  -
---------------------------------------------------------------------------------------------------------------------------
Comprehensive Income (Loss)                                                         $        (31,788)     $   5,900,102
===========================================================================================================================

Net Income (Loss) Per Share
     Basic                                                                          $          (0.00)     $       (0.05)
     Diluted                                                                        $          (0.00)     $       (0.05)

Weighted Average Number Of Common Stock Outstanding
     Basic                                                                                14,243,000          5,242,000
     Diluted                                                                              14,243,000          5,242,000


              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(unaudited)

                                                                                            FOR THE             FOR THE
                                                                                         THREE MONTHS        THREE MONTHS
                                                                                             ENDED               ENDED
                                                                                           AUGUST 31,          AUGUST 31,
                                                                                              2006                2005
---------------------------------------------------------------------------------------------------------------------------
Operating Activities
     Net income (loss)                                                                $       18,684      $     (281,898)
  Adjustments to reconcile net loss to net cash used
     by operating activities:
         Depletion, depreciation, impairment and accretion                                    25,356              27,196
         Stock-based compensation                                                            213,461              63,977
         Shares issued for services                                                           64,924                   -
         Gain on sale of available-for-sale securities                                      (969,599)                  -
         Minority interest in net loss                                                        (7,760)                  -
         Decrease (increase) in accounts receivable                                            6,034              (3,507)
         (Increase) decrease in prepaid expenses and other                                   (10,130)              1,230
         Increase in accounts payable and accrued liabilities                                 48,230              20,441
         Increase in income taxes payable                                                    291,409                   -
         (Decrease) increase in due to related parties                                       (14,734)             19,259
-------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (334,125)           (153,302)
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
     Oil and gas interests                                                                (1,359,416)            (41,693)
     Proceeds on sale of available-for-sale securities                                       969,599                   -
-------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                       (389,817)            (41,693)
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
     Common stock issued for cash                                                            203,000             176,250
     Acquisition of treasury stock                                                            (4,755)                  -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    198,245             176,250
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                       (2,423)                  -

Change in cash and cash equivalents for the period                                          (528,120)            (18,745)

Cash and cash equivalents, beginning of period                                             4,473,444             128,872
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                              $    3,945,324      $      110,127
=========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                       $            -      $            -
     Interest paid                                                                            12,631                   -



              The accompanying notes are an integral part of these
                        consolidated financial statements

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)

1.   BASIS OF PRESENTATION

     The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company's consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2006, has been omitted. The results of operations for the three-month period ended August 31, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2007.

2.   RECENT PRONOUNCEMENTS

     In February 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 155 "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS" and in March 2006, the FASB issued SFAS No. 156 "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS", but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company's operations and financial position have not been disclosed.

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

     Prior to June 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" using the intrinsic value method of accounting. Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "SHARE BASED PAYMENTS", using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)


3.   AVAILABLE-FOR-SALE SECURITIES

     At August 31, 2006, the Company owned  6,091,937 (May 31, 2006 - 6,791,937)
     ordinary shares of Pharmaxis Ltd. ("Pharmaxis"), an Australian company listed on the Australian Stock Exchange. The Company records the ordinary shares of Pharmaxis at market value, net of tax. At August 31, 2006, the market value is recorded at $7,158,000, after tax of $3,068,000, resulting in an unrealized gain of $7,157,999, which is recorded as other comprehensive income, a separate component of stockholders' equity.

     During the year three-month period ended August 31, 2006, the Company sold 700,000 Pharmaxis shares for gross proceeds of $969,599, and realized a gain of $969,599, before applicable taxes.


                                                            August 31,
                                                               2006
                                                         -----------------

     6,091,937 ordinary shares                              $ 7,158,000
                                                         =================

                                                              May 31,
                                                               2006
                                                         -----------------

     6,791,937 ordinary shares                              $ 7,241,000
                                                         =================


4.   OIL AND GAS INTERESTS

                                                                                  August 31,         May 31,
                                                                                     2006             2006
                                                                                --------------   --------------
OIL AND GAS INTERESTS - SUCCESSFUL EFFORTS METHOD

Balance beginning of the period                                                 $   2,964,017    $     198,284
Expenditures                                                                        1,404,746        3,029,321
Depletion and depreciation                                                            (24,858)        (193,888)
Dry well and abandoned interests                                                            -          (69,700)
                                                                                --------------   --------------
Balance end of the period                                                       $   4,343,905    $   2,964,017
                                                                                ==============   ==============

Represented by:

Alberta, Canada
Non-producing interests                                                         $   4,223,547    $   2,846,147
Producing interests subject to depletion and amortization                             159,225          150,739
Accumulated depletion and depreciation                                               (142,571)        (121,060)
                                                                                --------------   --------------
                                                                                    4,240,201        2,875,826
Saskatchewan, Canada
Producing interests subject to depletion and amortization                             307,279          243,004
Accumulated depletion and depreciation                                               (203,575)        (154,813)
                                                                                --------------   --------------
                                                                                      103,704           88,191
                                                                                --------------   --------------
                                                                                $   4,343,905    $   2,964,017
                                                                                ==============   ==============

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)


4.   OIL AND GAS INTERESTS (CONTINUED)

     a)  Alberta, Canada

         (i) The Company entered into an Agreement dated November 8, 2005, to acquire a working interest in a project located in the Lloydminster area of Alberta. In accordance with the terms of the Agreement the Company drilled a test well and a second well proposed by the Farmor. These wells are ready for production but are not producing yet. By drilling and completing the test well the Company earned a 30% working interest in the balance of the farmout lands and a 50% working interest in the test well spacing unit subject to a convertible after payout overriding royalty such that if converted reduces the Company's interest to a 30% working interest. The second well was drilled with the Farmor having to participate by converting his overriding royalty prior to drilling into a working interest. As a result the Company paid 30% of the cost of the second well to earn a 30% working interest in that well spacing unit. All the lands are subject to a 1% gross overriding royalty and Crown royalties. As at August 31, 2006, the Company had made cash call advances of $303,472 on these two wells and has subsequently advanced a further $20,819 in cash call payments.

         (ii) The Company entered into an Agreement dated November 8, 2005, to acquire a working interest in a project located in the Atlee-Buffalo area of Alberta. In accordance with the terms of the Agreement the Company drilled a test well. This potential gas well is awaiting completion pending negotiation of a pooling agreement with a third party. Upon completion the Company will earn a 30% working interest in the balance of the farmout lands and a 50% working interest in the test well spacing unit subject to an overriding royalty convertible after payout such that if converted reduces the Company's interest to a 30% working interest. The lands are also subject to a 1% gross overriding royalty and Crown royalties. As at August 31, 2006, the Company has made cash call advances of $169,038 on this well and has subsequently advanced a further $35,511 in cash call payments.

         (iii) The Company entered into an Agreement dated November 8, 2005, to acquire a working interest in a project located in the Elnora area of Alberta. The Company decided not to proceed with this project.

         (iv) On May 30, 2005, the Company acquired a 10% working interest in a test well (the "McLeod" project) located in Alberta by incurring 10% of the costs. The well was drilled in June 2005 and commenced operations in November 2005. A second test well was drilled in December 2005 and was shut-in January 2006 and the Company recognized an impairment charge of $44,913 in the year ended May 31, 2006.

         (v) The Company entered into an Agreement dated January 4, 2006, to acquire a 100% working interest in a test well project located in the Halkirk area of Alberta. The well has been drilled and perforated and the Company is waiting to test flow rates pending further swabbing. Upon completion the Company will earn a 100% interest in the test well spacing unit subject to an overriding royalty such that if converted after payout the Company will revert to a 50% working interest in the well and a 50% working interest in the balance of the farmout lands. The lands are subject to a 1% gross overriding royalty and Crown royalties. As at August 31, 2006, the Company has made total cash call advances of $260,001 in respect of this project.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)

4.   OIL AND GAS INTERESTS (CONTINUED)

     a)  Alberta, Canada (continued)

         (vi) The Company entered into a Farmout and Participation Agreement dated January 19, 2006, to acquire a working interest in oil and gas leases ("Block A" and "Block B") in the Peace River arch area of Alberta. Under the terms of the Agreement, the Company made a payment of $703,497 to the title-holder of the farmout lands. The Company will earn a 90% working interest in a test well and spacing unit, subject to a convertible overriding royalty exercisable after payout such that if exercised reduces the Company's interest to 54%, and a 54% working interest in the balance of Block A lands, by incurring 90% of the costs of a test well to be spudded on the Block A lands no later than February 1, 2007. The Company will earn a 90% working interest in the second test well and spacing unit, subject to a convertible overriding royalty exercisable after payout that if exercised reduces the Company's interest to 54%, and a 54% working interest in the balance of Block B lands by incurring 90% of the costs of a test well to be spudded on the Block B lands no later than February 1, 2007. The lands are subject to a 1% gross overriding royalty and Crown royalties. As at August 31, 2006, cash call payments totalling $62,108 have been made towards the two test wells.

         (vii) On April 5, 2006, Energy acquired three Crown oil sands leases, comprising four sections (1,024 hectares) at the Alberta Crown Oil Sands for a cost of $402,866. The initial lease term is for 15 years with annual rental payable to the Alberta Crown of $3.18 per hectare and Crown royalties on production.

        (viii) On February 28, 2006, the Patch Oilsands Limited Partnership (the "Partnership") entered into an agreement for the acquisition of an Alberta oil sands property located just south of Fort McMurray in the area of Leismer, Alberta, Canada. The property is divided into two half sections called Block A and Block B. On March 2, 2006, the Partnership paid $722,000 and issued 437,500 shares of the Company at a price of $1.08 per share, for a 40% working interest in Block A. On March 30, 2006, the Partnership paid an additional $451,250 to earn a further 40% working interest in Block A. The Partnership has the option, exercisable on or before April 1, 2007, to acquire an 80% interest in Block B for the payment of $1,173,250 and 100,000 additional shares of the Company. Both Blocks A and B are subject to a 5% overriding royalty and Crown royalties. The Partnership must fund 80% of the costs of a 3D seismic program covering approximately 1.2 square miles over the Block A and Block B lands on or before March 1, 2007. The Partnership must also fund a Test Well on the Block A lands, which must be spudded by March 1, 2007. The Partnership is required to fund 80% of the total cost of the test well.

         (ix) The Company entered into a Participation Agreement with Highview Resources Ltd. ("Highview") dated June 6, 2006, to acquire 50% of Highview's majority interest in two sections of land located near to the City of Red Deer in Central Alberta, Canada. Under the terms of the Agreement, the Company paid 50% of past land acquisition and seismic costs incurred by Highview of $49,638 and has incurred $38,695 in respect of its share of a new seismic program. An additional seismic program on this property is now under consideration. Under the terms of a Pooling and Seismic Option Agreement with a third party, the Company and Highview can elect to drill a test well in and earn 100% in each section subject to a 12% non convertible overriding royalty of 12%, reduced proportionately by the acreage contribution of the Company and Highview in each section. Crown royalties will apply on any production.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)

4.   OIL AND GAS INTERESTS (CONTINUED)

     a)  Alberta, Canada (continued)

         (x) The Company entered into an Agreement with Vanguard Exploration Corp. dated July 7, 2006, in the Rich / Rumsey area of Alberta, Canada to acquire a 26.25% working interest in certain mineral rights on a quarter section of land and the right to participate as to 35% in a test well and an option well over two sections, convertible by a third party after payout to a 21% working interest. Crown royalties will apply on any production. Under the terms of the Agreement, the Company paid a prospect fee of $60,979 to cover a share of seismic and land acquisition costs. The Company also paid $468,676 towards its share of the drilling and casing costs of a test well, which has been drilled and cased back to a secondary target. Subsequent to August 31, 2006, the Company advanced $42,075 as its estimated share of a new seismic program on this property.

     b)  Saskatchewan, Canada

         (i) On May 1, 2002, the Company acquired a 12.5% working interest in ten test wells located in Saskatchewan by incurring 15.625% of the costs. The Company participated in a second set of nine test wells in Saskatchewan, Canada, by agreeing to incur 15.625% of the costs to earn a 12.5% working interest.

         (ii) The Company entered into a participation agreement on the second nine test wells with Micron Enviro Systems Inc. ("Micron") dated March 27, 2003 whereby Micron earned a 3.5% working interest in those wells by incurring 5% of the associated costs. The Company also entered into a participation agreement on those same wells with Butler Development Corporation ("Butler") dated April 28, 2003 whereby Butler earned a 3.5% working interest by incurring 5% of the associated costs and by paying the Company $13,614 (CDN$15,000). Effective June 30, 2006, the Company re-acquired Butler Development's 3.5% working interest in the second nine Kerrobert wells for $9,025.


5.   DUE TO RELATED PARTIES

     a) Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At August 31, 2006, $71,869 (May 31, 2006 - $86,878) was due to related parties.

     b) On May 1, 2005, the Company entered into a management agreement with a director and the former President of the Company for a term of 5 years with payments of $175,000 per annum. On May 1, 2006, the Company entered into a management agreement with the President of the Company for a term of 1 year with payment of $60,000 per annum. On December 16, 2005, the Company entered into a management agreement with a director of the Company with payments of $5,446 (CDN$6,000) per quarter. During the three-month period ended August 31, 2006, the Company paid $43,077 (2005 - $43,749) in related party compensation.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)


6.   ASSET RETIREMENT OBLIGATIONS


                                                    For the Three   For the Year
                                                    Months Ended
                                                     August 31,    Ended May 31,
                                                        2006           2006
                                                  ------------------------------

     Beginning asset retirement obligations       $    34,379     $           -
     Additions related to new properties                    -                 -
     Liabilities incurred                                   -            32,834
     Effects of foreign exchange translation             (245)                -
     Deletions related to property disposals                -                 -
     Accretion                                            402             1,545
                                                  ------------------------------

     Total asset retirement obligations           $    34,536     $      34,379
                                                  ==============================

7.   COMMON STOCK

     During the three-month period ended August 31, 2006, the Company issued 380,000 shares of common stock and received $203,000 in cash proceeds from the exercise of 380,000 stock options. The Company has recorded a stock subscription receivable of $35,000 related to these stock option exercises.

     On June 23, 2006, the Company purchased 3,588 of its shares on the open market at an average price of $1.32 per share. Refer to Note 10.

     On July 26, 2006, the Company issued 222,250 shares of common stock at a price of $1.25 per share for investor relation services. The Company has recorded a prepaid expense of $212,889 related to the future portion of the agreement.

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

     The Company is proposing the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. (the "Pharmaxis Shares"). Net proceeds include the costs associated with the sale of the Pharmaxis shares and related taxes. The directors of the Company have fixed July 30, 2004 as the record date. The distribution is subject to the Company receiving all required regulatory approvals.

     On September 22, 2005, the Company filed a form S-8 Registration Statement in connection with a 2005 Stock Option Plan allowing for the granting of options to acquire up to a total of 2,250,000 shares.

     On May 15, 2006, the Company adopted the 2006 Stock Option Plan approving the granting of options to acquire up to a total of 1,500,000 shares.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)


7.   COMMON STOCK (CONTINUED)

     A summary of the Company's stock option activity is as follows:

                                                     August 31, 2006
                                        ---------------------------------------
                                                                      Weighted
                                                    Number             Average
                                                        of            Exercise
                                                   Options               Price
                                        ---------------------------------------

     Balance, beginning of period                2,272,500               $0.75
     Granted                                       240,000                0.90
     Cancelled                                     (37,500)               0.80
     Exercised                                    (380,000)               0.63
                                        ---------------------------------------

     Balance, end of period                      2,095,000               $0.64
                                        =======================================

     As at August 31, 2006, the following options are outstanding:

                                               OUTSTANDING                               EXERCISABLE
                               ---------------------------------------------     ---------------------------
                                                   Weighted
                                                    Average        Weighted                        Weighted
                                      Number      Remaining         Average            Number       Average
                                          of    Contractual        Exercise                of      Exercise
               Exercise Price         Shares   Life (years)           Price            Shares         Price
     -----------------------------------------------------------------------     ---------------------------
             $    0.26 - 0.79      1,025,000           2.35           $0.40         1,025,000         $0.40
             $    0.80 - 0.90      1,070,000           1.59           $0.87           345,000         $0.80
                               ---------------------------------------------     ---------------------------

                                   2,095,000                                        1,370,000
                               =============================================     ===========================

     Prior to June 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES" using the intrinsic value method of accounting. Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "SHARE BASED PAYMENTS", using the modified prospective transition method. Under that transition method, compensation cost is recognized for all stock-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all stock-based payments granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

     As a result of adopting SFAS 123R on June 1, 2006, the Company's loss for the three-month period ended August 31, 2006 is $70,713 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three-month period ended August 31, 2006 would have remained unchanged at $0.00 per share.

     During  the   three-month   period  ended  August  31,  2006,   stock-based
     compensation amounting to $213,461 was recorded. During the three-month period ended August 31, 2006, stock options for stock-based compensation were issued as follows: 50,000 stock options priced at $0.90 per share, and 190,000 stock options priced at $0.90 per share. Stock-based compensation also includes amounts relating to the repricing of 485,000 stock options previously granted on May 15, 2006 from $1.54 to $0.90.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)


7.   COMMON STOCK (CONTINUED)

     For the three-month period ended August 31, 2005, had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net loss and loss per share would have been as follows:

                                                                                  August 31,
                                                                                        2005
      Net Loss - as reported                                                     $  (281,898)
        Add: Stock-based compensation expense included in net loss - as
        reported                                                                      63,977
        Deduct: Stock-based compensation expense determined under fair
        value method                                                                 (63,977)
                                                                               ---------------

      Net Loss - Pro-Forma                                                       $  (281,898)
                                                                               ===============

      Basic and diluted net loss per share - as reported                            $  (0.05)
                                                                               ---------------

      Basic and diluted net loss per share - Pro-Forma                              $  (0.05)
                                                                               ---------------

     The fair value of each option granted during the three months August 31, 2005 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 179%, risk free interest rate of 4.0%, and weighted average expected option terms of 2.5 years.

     The weighted average fair value of the options granted during the three month period ended August 31, 2006 was $0.71 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 283%; risk free interest rate of 4.74%; and expected life of 1.74 years.

8.   TAX EFFECTS OF OTHER COMPREHENSIVE INCOME (LOSS)

     Components of other comprehensive income (loss) are as follows:

                                                                          For the Three Months Ended
                                                                                August 31, 2006
                                                             ---------------------------------------------------------
                                                                 Before-Tax         Tax (Expense)        Net-of-Tax
                                                                   Amount             Or Benefit           Amount
                                                             ---------------------------------------------------------
Available-for-sale securities:
    Decrease in unrealized gain on available for sale
    securities                                                 $ (1,066,112)        $     319,830        $   (746,282)
    Holding gain                                                    947,653              (284,371)            663,282
                                                             ---------------------------------------------------------
(Decrease) in unrealized gain on available-for-sale                (118,459)               35,459             (83,000)
    securities
Foreign currency translation adjustment                              32,528                     -              32,528
                                                             ---------------------------------------------------------
Other comprehensive (loss)                                     $    (85,931)        $      35,459        $    (50,472)
                                                             =========================================================

                                                                          For the Three Months Ended
                                                                                August 31, 2005
                                                             ---------------------------------------------------------

                                                                Before-Tax         Tax (Expense)          Net-of-Tax
                                                                  Amount             Or Benefit             Amount
                                                             ---------------------------------------------------------
Available-for-sale securities:
    Holding gain                                               $  9,449,000         $  (3,267,000)       $  6,182,000
                                                             ---------------------------------------------------------
Other comprehensive income                                     $  9,449,000         $  (3,267,000)       $  6,182,000
                                                             =========================================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AUGUST 31, 2006
(Stated in U.S. Dollars)
(unaudited)


9.   COMMITMENTS

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


10.      SUBSEQUENT EVENT

     On September 12, 2006, the Company purchased 2,000 of its shares on the open market at an average price of $0.70 per share.

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

On February 3, 2006 the Company, through Energy, formed a new subsidiary, Patch Oilsands Ltd. ("Oilsands"). On February 27, 2006 the Company, through Energy, formed Patch Oilsands Limited Partnership ("Partnership") in which Energy owns 75% of the Limited Partnership units. Oilsands manages the Partnership in its capacity as General Partner.

As Energy's activities are now conducted in Canada, the functional currency of Energy was changed to the Canadian dollar effective June 1, 2006.

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

Prior to June 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," using the intrinsic value method of accounting. Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R "SHARE BASED PAYMENTS," using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS NO. 123, and compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED AUGUST 31, 2006. The Company generated $47,621 in oil and gas revenues for the three months ended August 31, 2006 ("2006"), a decrease of $2,864 or 6% from the comparable three months ended August 31, 2005 ("2005"). The decrease was due to a decrease in production offset in part by an increase in price. Oil and gas production, royalties and other expenses increased $1,971 or 20% to $11,821 in 2006 from $9,850 in 2005. As result net oil and gas operations produced a profit of $35,800 in 2006 versus a profit of $40,635 in 2005, a decline of $4,835 or 12%.

Expenses, other than oil and gas production expenses, were $718,552 for 2006, as compared to $295,337 for 2005, an increase of $423,215 or 143%. The increase in non-oil and gas expenses is primarily due to increases in the following expense categories: Consulting expense increased by $155,597 or 143% to $264,487 in 2006 as compared to $108,890 in 2005. Consulting expense in 2006 included $142,748 of stock based compensation expense as compared to $nil in 2005 and shares issued for services expense of $nil in 2006 versus $63,977 in 2005 for a net increase in stock based compensation and shares issued for services expense included in consulting expense in 2006 of $78,771 or 123%. General and administrative expense increased $21,590 or 55% to $60,688 in 2006 as compared to $39,098 in 2005 primarily due to incurring $15,000 of directors and officers' insurance expense in 2006 versus $nil in 2005. Investor relations expense increased by $170,332 or 319% in 2006 to $223,690 as compared to $53,358 in 2005 due to an increase in the number of investor relations service providers; also 2006 expense included $64,924 paid in shares for services as compared to $nil in 2005. Related party compensation expense increased $64,371 or 130% to $113,790 in 2006 as compared to $49,419 in 2005. Related party compensation expense includes $70,713 of stock option expense in 2006 as compared to $nil in 2005 as a result of the Company's adoption of SFAS 123R to account for stock based compensation for directors and officers. The increase in expenses in the Company overall reflect the increased level of activity in the Company in respect of its oil and gas operations as well as operations relating to the disposition of its share position in Pharmaxis Ltd.

As a result of the increase in expenses in 2006 versus 2005 the Company incurred an operating loss of $708,108 as compared to $281,898 in 2005, an increase in operating loss of $426,210 or 151%.

The Company realized a gain before applicable taxes of $969,599 from the sale of its available for sale Pharmaxis shares in 2006 as compared to $nil in 2005. The Company earned interest income of $40,842 in 2006 as compared to $nil in 2005. As a result the Company had income before taxes of $310,093 in 2006 as compared to a loss of $281,898 in 2005, an increase in income before taxes of $591,991.

Provision for income taxes is $291,409 are 2006 as compared to $nil in 2005.

Net income for 2006 is $18,684 as compared to a net loss of $281,898 in 2005, an increase in net income of $300,582.

Other comprehensive loss comprised a decrease in unrealized gain on available for sale Pharmaxis securities of $6,265,000 to $83,000 in 2006, as compared to a gain of $6,182,000 in 2005, and a foreign currency translation adjustment gain of $32,528 in 2006, as compared to $nil in 2005. The unrealized gain on available for sale Pharmaxis securities of $83,000 in 2006 is due to the reclassification of available for sale Pharmaxis securities holding gain of $746,282 to realized gain in 2006, as compared to $nil in 2005, and the holding gain on available for sale Pharmaxis securities of $663,282 in 2006 as compared to $6,182,000 in 2005.

Comprehensive loss is $31,788 in 2006 as compared to comprehensive income of $5,900,102 in 2005, a decrease in comprehensive income of $5,931,890.

LIQUIDITY AND CAPITAL RESOURCES

For 2006, the Company used cash of $334,125 for its operating activities as compared to $153,302 in 2005. The Company used net cash in its investing activities of $389,817 in 2006 as compared to $41,693 in 2005. The Company expended $1,359,416 on its oil and gas interests in 2006 as compared to $41,693 in 2005. The Company realized proceeds on the sale of available-for-sale Pharmaxis securities of $969,599 before taxes in 2006 as compared to $nil in 2005.

Financing activities provided $203,000 from the sale of stock in 2006 as compared to $176,250 in 2005. The Company acquired 3,588 shares of its common stock for $4,755 under the Company's stock repurchase plan in 2006. The Company did not repurchase any shares of its common stock in 2005.

At August 31, 2006, the Company had working capital of $1,453,108 as compared to $2,089,735 as at May 31, 2006.

As at August 31, 2006, the Company owned 6,091,937 available-for-sale Pharmaxis shares, recorded at a net of taxes market value of $7,158,000 as compared to 6,791,937 available-for-sale Pharmaxis shares with a net of taxes market value of $7,241,000 as at May 31, 2006.

The Company believes it will have sufficient working capital on hand together with expected proceeds from the proposed sale of its remaining Pharmaxis shares and potential proceeds from the expected future sales of stock to fund its 2006/2007 planned oil and gas program of capital expenditures and operations, and to pay its corporate obligations as they arise over the next 12 months, to repurchase shares under its share repurchase program and to pay its proposed dividend if it is approved by the regulatory authorities.

PLAN OF OPERATION

The Company intends to use its cash on hand and proceeds from the future sales of its remaining Pharmaxis shares and share sales to fund the acquisition and exploration of oil and gas properties, working capital, and to repurchase shares if opportune under its share repurchase program and to fund its proposed dividend if it is approved by the regulatory authorities.

The Company proposed dividend is a distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. Net proceeds includes the costs related to the sale of the shares and related taxes. The directors have fixed July 30, 2004 as the record date. Each shareholder of record will receive the equivalent net proceeds of the sale of one Pharmaxis share for each 7.497 of pre-reverse and forward stock split Patch International Inc. shares owned. The distribution will take place after the Company has completed the final sale of its Pharmaxis investment and is subject to the Company receiving all required regulatory approvals.

The Company intends to undertake production at its two oil wells located at Lloydminster, Alberta, Canada.

The Company intends to enter into a pooling agreement to allow it to complete a potential gas well at Atlee-Buffalo, Alberta, Canada.

The Company intends to continue to participate in production at its well at McLeod, Alberta, Canada.

The Company intends to undertake measurement of gas flow rates after completion of swabbing at the well drilled and perforated at Halkirk, Alberta, Canada.

The Company has a working interest in an oil and gas project located in the Peace River Arch area of Alberta, Canada. The Company is required to spud two test wells on this property by February 1, 2007. The Company is negotiating to swap one of the test well commitments for a seismic work program commitment and additional land acquisition commitment. Assuming the revised Agreement is completed the Company will undertake the seismic work program this winter. The Company is negotiating an extension of the drill spud dates.

The Company has a 75% majority interest in Patch Oilsands Limited Partnership ("the Partnership"). The Partnership has a working interest in a 1/2 oil sands section (Block A) at Leismer, Alberta, Canada. The Partnership also has the option, exercisable on or before April 1, 2007, to acquire an 80% interest in the adjoining 1/2 section (Block B) for a payment of $1,173,250 and 100,000 shares of Patch International Inc. The Company is required to undertake a seismic work program over both Block A and Block B and spud a test well in Block A on or before March 1, 2007. The Company is planning a seismic work program for this winter. The Company is negotiating an extension of the drill spud date and the Block B option acquisition date.

On April 5, 2006, Energy acquired three oil sands leases, comprising four sections (1,024 hectares), at the Alberta Crown Oil Sands sale. The Company will establish a future work program on these leases based on the engineering report it has obtained.

The Company also intends to participate in future oil sands land sales and/or acquire oil sands leases/participation from third parties.

The Company has a seismic option and participation interest in a gas project at Red Deer, Alberta, Canada. The Company is currently considering further seismic work on this property before deciding whether to proceed with a drill program.

The Company has a working interest in a test well in the Rich / Rumsey area of Alberta, Canada, cased back to a secondary gas target. The Company has advanced its share of funds for additional seismic work to be undertaken on this before deciding whether to proceed with a drill program.

The Company intends to continue to participate in production at its wells at Kerrobert, Saskatchewan, Canada.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and the Company's Annual Report on Form 10-KSB for its fiscal year ended May 31, 2006, as well as statements made by the Company in periodic press releases and oral statements made by the Company's officials to analysts and shareholders in the course of presentations about the Company, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) required accounting changes; and (5) other factors over which the Company has little or no control.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of shares repurchased for cancellation by the Company in the quarter ended August 31, 2006.

-------------------------------------------------------------------------------------------------------------------
                    (A) TOTAL                       (C) TOTAL NUMBER OF SHARES         (D) MAXIMUM NUMBER (OR
                    NUMBER OF       (B) AVERAGE          SHARES (OR UNITS)          APPROXIMATE DOLLAR VALUE) OF
   PERIOD          SHARES (OR        PRICE PAID        PURCHASES AS PART OF         SHARES (OR UNITS) THAT MAY YET
                     UNITS)        PER SHARE (OR        PUBLICLY ANNOUNCED           BE PURCHASED UNDER THE PLANS
                   PURCHASED)          UNIT)            PLANS OR PROGRAMS                   OR PROGRAMS
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
June 1, 2006         3,588             $1.32                 202,338                          475,162
 - June 30,
    2006
-------------------------------------------------------------------------------------------------------------------
July 1, 2006           0                 0                      0                             475,162
 - July 31,
    2006
-------------------------------------------------------------------------------------------------------------------
 Aug 1, 2006           0                 0                      0                             475,162
  - Aug 31,
    2006
-------------------------------------------------------------------------------------------------------------------
    Total            3,588             $1.32                 202,338                          475,162
-------------------------------------------------------------------------------------------------------------------

    1) The share repurchase program was announced November 17, 2005 effective December 1, 2005
    2)   677,500 post forward split shares were approved
    3)   The repurchase program ends November 30, 2006

During the three month period ended August 31, 2006, the Company issued 380,000 shares of common stock and received $203,000 in cash proceeds from the exercise of 380,000 stock options. The Company has recorded a stock subscription receivable of $35,000 related to these stock option exercises.

On July 26, 2006, the Company issued 222,250 shares of common stock at a price of $1.25 per share for investor relation services. The Company has recorded a prepaid expense of $212,889 related to the future portion of the agreement.

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

   2.3 Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation
              (3)

   3.1        Articles of Incorporation, as amended (4)

   3.2        Bylaws (4)

   3.3        Certificate of Change Pursuant to NRS 78.209 (5)

   3.4        Certificate of Change Pursuant to NRS 78.209 (6)

  10.1        1999 Stock Option Plan (1)

  10.2 Shareholders Agreement dated August 23, 2002 among Praxis Pharmaceuticals Inc., Perpetual Trustees Nominees Limited, Rothschild Bioscience Managers Limited, CM Capital Investments Pty Ltd, CIBC Australia VC Fund LLC, Mooroolbark Technology Pty Ltd, The Australian National University and Pharmaxis Pty Ltd, Dr. William Cowden and Dr. Brett Charlton (7)

  10.3 Letter agreement dated February 18, 2004 regarding Termination Agreement with Fairchild International Corporation (8)

  10.4        2005 Stock Option Plan (9)

  10.5 Assumption and Cancellation of Debt agreements with Fairchild International Corporation dated April 15, 2005 (4)

  10.6        Management services agreement with David Stadnyk dated May 1, 2005
              (4)

  10.7        Change of Control Agreement with David Stadnyk dated May 1, 2005
              (4)

  10.8        2006 Stock Option Plan (10)

   21         Subsidiaries of the registrant (4)

  31.1        Rule 13a-14(a) Certification of Principal Executive and Financial
              Officer

  32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-----------------
(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.

(2) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004.
(3) Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated June 15, 2004.
(4) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2005.
(5) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated July 8, 2005.
(6) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 14, 2006.
(7) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(8) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004.
(9) Incorporated by reference to the exhibits filed with the registrant's registration statement on Form S-8, file number 333-128627, filed September 27, 2005.
(10) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2006.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         PATCH INTERNATIONAL INC.
                                         (REGISTRANT)

Date:  October 13, 2006                  By:  /s/ JOHN THORNTON
                                            ------------------------------------
                                             John Thornton, Interim President
                                             (Principal financial officer)