Form 10QSB
period 2006-11-30
PATCH INTERNATIONAL INC/CN
filed 2007-01-16
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: NOVEMBER 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from __________________ to ________________


                         Commission file number: 0-28627


                            PATCH INTERNATIONAL INC.
        (Exact name of small business issuer as specified in its charter)


                  NEVADA                                 87-0393257
     (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)


       SUITE 300, 441 - 5TH AVENUE S.W., CALGARY, ALBERTA, CANADA T2P 2V1
                    (Address of principal executive offices)

                                 (403) 441-4390
                           (Issuer's telephone number)

      1220 - 666 BURRARD STREET, VANCOUVER, BRITISH COLUMBIA V6C 2X8 CANADA
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
            15,791,774 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
                                NOVEMBER 30, 2006


  Transitional Small Business Disclosure Format (check one);  Yes [  ] No [X]

PATCH INTERNATIONAL INC.
November 30, 2006
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

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                         NOVEMBER 30,            MAY 31,
                                                                                             2006                 2006
----------------------------------------------------------------------------------------------------------------------------
                                                                                               $                    $
ASSETS

Current Assets
     Cash and cash equivalents                                                             8,965,508             4,473,444
     Accounts receivable                                                                      11,761                29,260
     Prepaid expenses and other                                                              190,697                70,603
----------------------------------------------------------------------------------------------------------------------------
Total Current Assets                                                                       9,167,966             4,573,307
Available-for-sale securities (Note 3)                                                     4,712,000             7,241,000
Property and equipment, Net                                                                    1,422                 1,452
Oil and gas interests (successful efforts method) (Note 4)                                 5,542,342             2,964,017
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                              19,423,730            14,779,776
============================================================================================================================
LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable and accrued liabilities                                                285,026               215,694
     Income taxes payable                                                                  4,479,917             2,181,000
     Due to related parties (Note 5)                                                          48,466                86,878
----------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                                  4,813,409             2,483,572
Asset retirement obligations (Note 6)                                                         34,144                34,379
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                          4,847,553             2,517,951
----------------------------------------------------------------------------------------------------------------------------
Non-Controlling Interest                                                                     551,562               570,862

STOCKHOLDERS' EQUITY

Preferred Stock:
 1,000,000 preferred shares authorized with par value of $0.01 per share;
 none issued and outstanding                                                                       -                     -

Common Stock:
 25,000,000 common shares authorized with par value of $0.001 per share;
 15,791,774 shares issued and outstanding (May 31, 2006 - 15,163,112 shares)                  15,792                15,163

Additional paid-in capital                                                                 4,427,176             3,335,380
Stock subscriptions receivable                                                               (35,000)                    -
Accumulated other comprehensive income                                                     4,762,858             7,352,558
Retained earnings                                                                          4,855,344               987,862
Less 2,000 common stock held in treasury, at cost                                             (1,555)                    -
----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                                14,024,615            11,690,963
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                                19,423,730            14,779,776
============================================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(unaudited)

                                                        FOR THE THREE   FOR THE THREE    FOR THE SIX      FOR THE SIX
                                                         MONTHS ENDED    MONTHS ENDED    MONTHS ENDED     MONTHS ENDED
                                                         NOVEMBER 30,    NOVEMBER 30,    NOVEMBER 30,     NOVEMBER 30,
                                                             2006            2005            2006             2005
------------------------------------------------------------------------------------------------------------------------
                                                              $               $               $                $
Revenue
     Oil and gas                                              17,988          33,597          65,609           84,082
------------------------------------------------------------------------------------------------------------------------
Expenses
     Consulting                                              363,261         320,539         627,748          429,429
     Depletion, depreciation, impairment and                  15,183           7,429          40,539           34,625
     accretion
     General and administrative                               90,819          35,255         151,507           74,353
     Investor relations and marketing                        259,683          38,108         483,373           91,466
     Oil and gas production, royalties and other              17,012          27,568          28,833           37,418
     Professional fees                                        40,663          49,916          96,024           94,488
     Related party compensation (Note 5)                     154,299          46,607         268,089           96,026
------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                     952,798         525,422       1,708,527          857,805
------------------------------------------------------------------------------------------------------------------------
Operating Loss                                              (934,810)       (491,825)     (1,642,918)        (773,723)
------------------------------------------------------------------------------------------------------------------------
Other Income

     Interest and other                                      110,440           1,425         150,746            1,425
     Gain on sale of available-for-sale securities         6,640,000       5,953,001       7,609,599        5,953,001
     Non-controlling interest in net loss                     12,005               -          19,765                -
------------------------------------------------------------------------------------------------------------------------
Total Other Income                                         6,774,323       5,954,426       7,792,524        5,954,426
------------------------------------------------------------------------------------------------------------------------
Income Before Income Taxes                                 5,839,513       5,462,601       6,149,606        5,180,703

Provision For Income Taxes                                (1,987,092)     (2,100,000)     (2,278,501)      (2,100,000)
------------------------------------------------------------------------------------------------------------------------
Net Income                                                 3,852,421       3,362,601       3,871,105        3,080,703

Other Comprehensive Income (Loss) (Note 8)

     Available-for-sale securities:
         Reclassification to realized gain                (3,877,486)     (1,988,780)     (4,623,768)      (1,988,780)
         Holding gain (loss)                               1,431,486      (2,785,220)      2,094,768        3,396,780
------------------------------------------------------------------------------------------------------------------------
Increase (decrease) in unrealized gain on                 (2,446,000)     (4,774,000)     (2,529,000)       1,408,000
available-for-sale securities

Foreign currency translation adjustment                      (93,227)              -         (60,699)               -
------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                         (2,539,227)     (4,774,000)     (2,589,699)       1,408,000
------------------------------------------------------------------------------------------------------------------------
Comprehensive Income  (Loss)                               1,313,194      (1,411,399)      1,281,406        4,488,703
========================================================================================================================

Net Income Per Share

     Basic                                                      0.24            0.62            0.25             0.58
     Diluted                                                    0.24            0.61            0.24             0.57

Weighted Average Number Of Common Stock Outstanding

     Basic                                                15,779,000       5,401,000      15,665,000        5,321,000
     Diluted                                              16,194,000       5,496,000      16,080,000        5,416,000

        The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(unaudited)

                                                                                            FOR THE             FOR THE
                                                                                           SIX MONTHS          SIX MONTHS
                                                                                             ENDED               ENDED
                                                                                          NOVEMBER 30,        NOVEMBER 30,
                                                                                              2006                2005
---------------------------------------------------------------------------------------------------------------------------
                                                                                                $                   $
Operating Activities
     Net income                                                                            3,871,105           3,080,703
     Adjustments to reconcile net loss to net cash used by operating activities:
        Depletion, depreciation, impairment and accretion                                     40,539              34,625
        Stock-based compensation                                                             554,643             241,129
        Shares issued for services                                                           211,095                   -
        Gain on sale of available-for-sale securities                                     (7,609,599)         (5,953,001)
        Non-controlling interest in net loss                                                 (19,765)                  -
        Decrease (increase) in accounts receivable                                            19,621              (3,691)
        (Increase) decrease in prepaid expenses and other                                    (30,946)              1,230
        Increase in accounts payable and accrued liabilities                                  69,980              23,855
        Increase in income taxes payable                                                   2,298,917           2,100,000
-------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                       (594,410)           (475,150)
-------------------------------------------------------------------------------------------------------------------------

Investing Activities
     Oil and gas interests                                                                (2,660,480)            (41,693)
     Proceeds on sale of available-for-sale securities                                     7,609,600           5,953,001
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                  4,949,120           5,911,308
-------------------------------------------------------------------------------------------------------------------------

Financing Activities
     Repayments to related parties                                                           (37,268)            (95,038)
     Common stock issued for cash                                                            203,000             273,650
     Acquisition of treasury stock                                                            (6,309)                  -
-------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                    159,423             178,612
-------------------------------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                                      (22,069)                  -

Change in cash and cash equivalents for the period                                         4,492,064           5,614,770

Cash and cash equivalents, beginning of period                                             4,473,444             128,872
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                                   8,965,508           5,743,642
=========================================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:
      Cash in bank                                                                         2,183,610           1,767,139
      Term deposits                                                                        6,781,898           3,976,503
-------------------------------------------------------------------------------------------------------------------------
                                                                                           8,965,508           5,743,642
=========================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                                    -                   -
     Interest paid                                                                                 -                   -
=========================================================================================================================


        The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)


1.   BASIS OF PRESENTATION

     The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company's consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2006, has been omitted. The results of operations for the six-month period ended November 30, 2006 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2007.


2.   RECENT PRONOUNCEMENTS

     In September 2006, the FASB issued SFAS No. 158, "EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, "FAIR VALUE MEASUREMENTS". The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENTS NO. 109". FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)


2.   RECENT PRONOUNCEMENTS (CONTINUED)

     In March 2006, the FASB issued SFAS No. 156, "ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS, AN AMENDMENT OF FASB STATEMENT NO. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

     In February 2006, the FASB issued SFAS No. 155, "ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.


3.   AVAILABLE-FOR-SALE SECURITIES

     At November 30, 2006, the Company owns 2,791,937 (May 31, 2006 - 6,791,937)
     ordinary shares of Pharmaxis Ltd. ("Pharmaxis"), an Australian company listed on the Australian Stock Exchange. The Company records the ordinary shares of Pharmaxis at market value, net of tax. At November 30, 2006, the market value is recorded at $4,712,000, after tax of $2,026,000, resulting in an unrealized gain of $4,711,999, which is recorded as other comprehensive income, a separate component of stockholders' equity.

     During the six-month period ended November 30, 2006, the Company sold 4,000,000 Pharmaxis shares for gross proceeds of $7,609,600, and realized a gain of $7,609,599, before applicable taxes.

                                                        November 30,
                                                            2006
                                                     ------------------
     2,791,937 ordinary shares                           $ 4,712,000
                                                     ==================


                                                           May 31,
                                                            2006
                                                     ------------------
     6,791,937 ordinary shares                           $ 7,241,000
                                                     ==================

     The Company paid Australian taxes of $2,201,416 (AUS$2,861,657) on sales of Pharmaxis shares up to May 31, 2006, on December 1, 2006. The Company has accrued an additional estimate of Australian taxes for subsequent share sales, totalling $2,278,501 (AUS$3,002,056) as at November 30, 2006.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)


4.   OIL AND GAS INTERESTS

                                                                                  November 30,        May 31,
                                                                                      2006              2006
                                                                                ---------------    ---------------
OIL AND GAS INTERESTS - SUCCESSFUL EFFORTS METHOD

Balance beginning of the period                                                 $    2,964,017     $      198,284
Expenditures                                                                         2,611,988          3,029,321
Depletion and depreciation                                                             (33,663)          (193,888)
Dry well and abandoned interests                                                             -            (69,700)
                                                                                ---------------    ---------------
Balance end of the period                                                       $    5,542,342     $    2,964,017
                                                                                ===============    ===============

Represented by:

British Columbia, Canada
Non-producing interests                                                         $      439,186     $            -
                                                                                ---------------    ---------------
                                                                                       439,186                  -
Alberta, Canada
Non-producing interests                                                              4,994,136          2,846,147
Producing interests subject to depletion and amortization                              155,591            150,739
Accumulated depletion and depreciation                                                (142,934)          (121,060)
                                                                                ---------------    ---------------
                                                                                     5,006,793          2,875,826
Saskatchewan, Canada
Producing interests subject to depletion and amortization                              300,265            243,004
Accumulated depletion and depreciation                                                (203,902)          (154,813)
                                                                                ---------------    ---------------
                                                                                        96,363             88,191
                                                                                ---------------    ---------------
                                                                                $    5,542,342     $    2,964,017
                                                                                ===============    ===============

     a)  British Columbia, Canada

         (i) The Company entered into an Agreement with Terra Energy Corp dated October 12, 2006, to acquire a 20% working interest in certain mineral rights on two Blocks of land. As at November 30, 2006, the Company has paid $417,206 in cash call advances on the property, and incurred $21,980 in exploration expenditures.

     b)  Alberta, Canada

         (i) The Company entered into an Agreement dated November 8, 2005, to acquire a working interest in a project located in the Lloydminster area of Alberta. In accordance with the terms of the Agreement the Company drilled a test well and a second well proposed by the Farmor. These wells are ready for production but are not producing yet. By drilling and completing the test well the Company earned a 30% working interest in the balance of the farmout lands and a 50% working interest in the test well spacing unit subject to a convertible after payout overriding royalty such that if converted reduces the Company's interest to a 30% working interest The second well was drilled with the Farmor having to participate by converting his overriding royalty prior to drilling into a working interest. As a result the Company paid 30% of the cost of the second well to earn a 30% working interest in that well spacing unit. All the lands are subject to a 1% gross overriding royalty and Crown royalties. As at November 30, 2006, the Company has incurred $296,444 in exploration expenditures on these two wells.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)

4.   OIL AND GAS INTERESTS (CONTINUED)

     b)  Alberta, Canada (continued)

         (ii) The Company entered into an Agreement dated November 8, 2005, to acquire a working interest in a project located in the Atlee-Buffalo area of Alberta. In accordance with the terms of the Agreement the Company drilled a test well. This potential gas well is awaiting completion pending negotiation of a pooling agreement with a third party. Upon completion the Company will earn a 30% working interest in the balance of the farmout lands and a 50% working interest in the test well spacing unit subject to an overriding royalty convertible after payout such that if converted reduces the Company's interest to a 30% working interest. The lands are also subject to a 1% gross overriding royalty and Crown royalties. As at November 30, 2006, the Company has incurred $214,169 in exploration expenditures on this well.

         (iii) On May 30, 2005, the Company acquired a 10% working interest in a test well (the "McLeod" project) located in Alberta by incurring 10% of the costs. The well was drilled in June 2005 and commenced operations in November 2005.

         (iv) The Company entered into an Agreement dated January 4, 2006, to acquire a 100% working interest in a test well project located in the Halkirk area of Alberta. The well has been drilled and perforated and the Company is waiting to test flow rates pending further swabbing. Upon completion the Company will earn a 100% interest in the test well spacing unit subject to an overriding royalty such that if converted after pay-out the Company will revert to a 50% working interest in the well and a 50% working interest in the balance of the farmout lands. The lands are subject to a 1% gross overriding royalty and Crown royalties. As at November 30, 2006 the Company has incurred $270,753 in exploration expenditures in respect of this project.

         (v) The Company entered into a Farmout and Participation Agreement dated January 19, 2006, to acquire a working interest in oil and gas leases ("Block A" and "Block B") in the Peace River arch area of Alberta. Under the terms of the Agreement, the Company made a payment of $687,439 to the title-holder of the farmout lands. The Company will earn a 90% working interest in a test well and spacing unit, subject to a convertible overriding royalty exercisable after payout such that if exercised reduces the Company's interest to 54%, and a 54% working interest in the balance of Block A lands, by incurring 90% of the costs of a test well to be spudded on the Block A lands no later than February 1, 2007. The Company will earn a 90% working interest in the second test well and spacing unit, subject to a convertible overriding royalty exercisable after payout that if exercised reduces the Company's interest to 54%, and a 54% working interest in the balance of Block B lands by incurring 90% of the costs of a test well to be spudded on the Block B lands no later than February 1, 2007. The lands are subject to a 1% gross overriding royalty and Crown royalties. As at November 30, 2006, the Company has incurred $71,426 in exploration expenditures in respect of this project.

         (vi) On April 5, 2006, Energy acquired three crown oil sands leases, comprising four sections (1,024 hectares) in the Alberta Crown Oil Sands for a cost of $402,866. The initial lease term is for 15 years with annual rental payable to the Alberta Crown of $3.18 per hectare and Crown royalties on production.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)

4.   OIL AND GAS INTERESTS (CONTINUED)

     b)  Alberta, Canada (continued)

         (vii) On February 28, 2006, the Partnership entered into an agreement for the acquisition of an Alberta oil sands property located just south of Fort McMurray in the area of Leismer, Alberta, Canada. The property is divided into two half sections called Block A and Block B. On March 2, 2006, the Partnership paid $722,000 and issued 437,500 shares of the Company at a price of $1.08 per share, for a 40% working interest in Block A. On March 30, 2006 the Partnership paid an additional $451,250 to earn a further 40% working interest in Block A. The Partnership has the option, exercisable on or before April 1, 2007, to acquire an 80% interest in Block B for the payment of $1,173,250 and 100,000 additional shares of the Company. Both Blocks A and B are subject to a 5% overriding royalty and crown royalties. The Partnership must fund 80% of the costs of a 3D seismic program covering approximately 1.2 square miles over the Block A and Block B lands on or before March 1, 2007. The Partnership must also fund a Test Well on the Block A lands, which must be spudded by March 1, 2007. The Partnership is required to fund 80% of the total cost of the test well.

         (viii) The Company entered into a Participation Agreement with Highview Resources Ltd. ("Highview") dated June 6, 2006, to acquire 50% of Highview's majority interest in two sections of land located near to the City of Red Deer in Central Alberta, Canada. Under the terms of the Agreement, the Company paid 50% of past land acquisition and seismic costs incurred by Highview of $53,855 and has incurred $43,130 in respect of its share of a new seismic program. An additional seismic program on this property is now under consideration. Under the terms of a Pooling and Seismic Option Agreement with a third party, the Company and Highview can elect to drill a test well in and earn 100% in each section subject to a 12% non convertible overriding royalty of 12%, reduced proportionately by the acreage contribution of the Company and Highview in each section. Crown royalties will apply on any production.

         (ix) The Company entered into an Agreement with Vanguard Exploration Corp. dated July 7, 2006, in the Rich / Rumsey area of Alberta, Canada to acquire a 26.25% working interest in certain mineral rights on a quarter section of land and the right to participate as to 35% in a test well and an option well over two sections, convertible by a third party after payout to a 21% working interest. Crown royalties will apply on any production. Under the terms of the Agreement, the Company paid a prospect fee of $59,586 to cover a share of seismic and land acquisition costs. The Company also paid $499,780 towards its share of the drilling and casing costs of a test Well, which has been drilled and cased back to a secondary target.

         (x) The Company entered into an Agreement with Pine Petroleum Ltd. dated September 25, 2006, to earn a 40% interest in a test well in the Medicine Hat Area, Alberta. In the event the Test Well is successful, the interest will be reduced to 20%. As at November 30, 2006, the Company has committed to cash call advances of $122,408 (paid subsequent to November 30, 2006).

         (xi) On November 15, 2006, Energy acquired five crown oil sands leases, comprising eight sections (5,061 acres) at the Alberta Crown Oil Sands for a cost of $620,458. The initial lease term is for 15 years with annual rental payable to the Alberta Crown of $3.18 per hectare and Crown royalties on production.

     c)  Saskatchewan, Canada

         (i) On May 1, 2002, the Company acquired a 12.5% working interest in ten test wells located in Saskatchewan by incurring 15.625% of the costs. The Company participated in a second set of nine test wells in Saskatchewan, Canada, by agreeing to incur 15.625% of the costs to earn a 12.5% working interest.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)

4.   OIL AND GAS INTERESTS (CONTINUED)

     c)  Saskatchewan, Canada (continued)

         (ii) The Company entered into a participation agreement on the second nine test wells with Micron Enviro Systems Inc. ("Micron") dated March 27, 2003 whereby Micron earned a 3.5% working interest in those wells by incurring 5% of the associated costs. The Company also entered into a participation agreement on those same wells with Butler Development Corporation ("Butler") dated April 28, 2003 whereby Butler earned a 3.5% working interest by incurring 5% of the associated costs and by paying the Company $13,614 (CAD$15,000). Effective June 30, 2006 the Company re-acquired Butler Development's 3.5% working interest in the second nine Kerrobert wells for $9,025.


5.   DUE TO RELATED PARTIES

     a) Related parties include directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At November 30, 2006, $48,466 (May 31, 2006 - $86,878) was due to related parties.

     b) On May 1, 2005, the Company entered into a management agreement with a director and the former President of the Company for a term of 5 years with payments of $175,000 per annum. On May 1, 2006, the Company entered into a management agreement with the President of the Company for a term of 1 year with payment of $60,000 per annum. On December 16, 2005, the Company entered into a management agreement with a director of the Company with payments of $5,446 (CAD$6,000) per quarter. During the six-month period ended November 30, 2006, the Company paid $90,715 (2005 - $87,500) in management fees.


6.   ASSET RETIREMENT OBLIGATIONS


                                                    For the Six     For the Year
                                                   Months Ended      Ended May
                                                   November 30,          31,
                                                       2006             2006
                                                   -----------------------------

     Beginning asset retirement obligations         $   34,379       $        -
                                                                              -
     Additions related to new properties                     -

     Liabilities incurred                                    -           32,834
     Effects of foreign exchange translation            (1,037)               -
     Deletions related to property disposals                 -                -
     Accretion                                             802            1,545
                                                   -----------------------------
     Total asset retirement obligations             $   34,144       $   34,379
                                                   =============================


7.   COMMON STOCK

     During the six month period ended November 30, 2006, the Company issued 380,000 shares of common stock and received $203,000 in cash proceeds from the exercise of 380,000 stock options. The Company has recorded a stock subscription receivable of $35,000 related to these stock option exercises.

     On June 23, 2006, the Company purchased 3,588 of its shares on the open market at an average price of $1.32 per share.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)


7.   COMMON STOCK (CONTINUED)

     On July 26, 2006, the Company issued 222,250 shares of common stock at a price of $1.25 per share for investor relation services. As at November 30, 2006, $73,983 related to the future portion of the agreement has been recorded as prepaid expenses.

     On September 15, 2006, the Company purchased 2,000 of its shares on the open market at a price of $0.78 per share.

     On October 24, 2006, the Company issued 30,000 shares for investor relations services valued at $23,100. As at November 30, 2006, $15,835 related to the future portion of the agreement has been recorded as prepaid expenses.

     On November 3, 2006, the Company filed a form S-8 Registration Statement in connection with a 2006 Stock Option Plan allowing for the granting of options to acquire up to a total of 1,500,000 shares.

     The Company had previously proposed the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. (the "Pharmaxis Shares"). Net proceeds include the costs associated with the sale of the Pharmaxis shares and related taxes. The directors of the Company had fixed July 30, 2004 as the record date. The Company did not receive approval from the NASD and the SEC; therefore, the board of directors is unable to declare a dividend for shareholders of record as of July 30, 2004 and cannot proceed with the dividend payment.

     On September 22, 2005, the Company filed a form S-8 Registration Statement in connection with a 2005 Stock Option Plan allowing for the granting of options to acquire up to a total of 2,250,000 shares.

     A summary of the Company's stock option activity is as follows:

                                                      November 30, 2006
                                                ----------------------------
                                                                  Weighted
                                                      Number       Average
                                                          of      Exercise
                                                     Options         Price
                                                ----------------------------

          Balance, beginning of period             2,272,500         $0.75
          Granted                                    240,000          0.90
          Cancelled/Expired                         (750,000)         0.43
          Exercised                                 (380,000)         0.63
                                                ----------------------------

          Balance, end of period                   1,382,500         $0.75
                                                ============================

     As at November 30, 2006, the following options are outstanding:

                                               OUTSTANDING                               EXERCISABLE
                               ---------------------------------------------     --------------------------
                                                   Weighted
                                                    Average        Weighted                        Weighted
                                      Number      Remaining         Average            Number       Average
                                          of    Contractual        Exercise                of      Exercise
               Exercise Price         Shares   Life (years)           Price            Shares         Price
     ----------------------------------------------------------------------      --------------------------
            $     0.26 - 0.79        312,500           3.00           $0.34           312,500         $0.34
            $     0.80 - 0.90      1,070,000           1.34           $0.87         1,070,000         $0.87
                               --------------------------------------------      --------------------------
                                   1,382,500                                        1,382,500
                               ============================================      ==========================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)


7.   COMMON STOCK (CONTINUED)

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

     As a result of adopting SFAS 123R on June 1, 2006, the Company's income for the six-month period ended November 30, 2006 is $177,374 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the six-month period ended November 30, 2006 would have been $0.01 per share higher than as reported.

     During the six month period ended November 30, 2006, stock-based compensation amounting to $554,643 was recorded. During the six month period ended November 30, 2006, stock options for stock-based compensation were issued as follows: 50,000 stock options priced at $0.90 per share, and 190,000 stock options priced at $0.90 per share. Stock-based compensation also includes amounts relating to the repricing of 485,000 stock options from $1.54 to $0.90 per share, which were previously granted on May 15, 2006.

     For the six-month period ended November 30, 2005, had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net loss and loss per share would have been as follows:

                                                                           Three Months         Six Months
                                                                               Ended               Ended
                                                                           November 30,        November 30,
                                                                                2005                2005
    Net income (loss) - as reported                                          $3,362,601          $3,080,703
    Add: Stock-based compensation expense included in net loss -
    as reported                                                                 177,152             241,129
    Deduct: Stock-based compensation expense determined under
    fair value method                                                          (398,962)           (462,939)
                                                                           ----------------------------------

    Net income (loss) - Pro-Forma                                            $3,140,791          $2,858,893
                                                                           ==================================

       Basic net income (loss) per share - as reported                           $ 0.62              $ 0.58
                                                                           ==================================
       Diluted net income (loss) per share - as reported                         $ 0.61              $ 0.57
                                                                           ==================================

       Basic net income (loss) per share - Pro-Forma                             $ 0.58              $ 0.54
                                                                           ==================================
       Diluted net income (loss) per share - Pro-Forma                           $ 0.57              $ 0.53
                                                                           ==================================

     The fair value of each option granted during the six month period ended November 30, 2005 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 164%, risk free interest rate of 3.66%, and weighted average expected option terms of
     1.83 years.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)

7.   COMMON STOCK (CONTINUED)

     The weighted average fair value of the options granted during the six month period ended November 30, 2006 was $0.71 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 283%; risk free interest rate of 4.74%; and expected life of 1.74 years.

8.   TAX EFFECTS OF OTHER COMPREHENSIVE (LOSS)/INCOME

     Components of other comprehensive income (loss) are as follows:

                                                                                For the Six Months Ended
                                                                                    November 30, 2006
                                                               ---------------------------------------------------------
                                                                  Before-Tax          Tax (Expense)        Net-of-Tax
                                                                    Amount              Or Benefit           Amount
                                                               ---------------------------------------------------------
     Available-for-sale securities:
         Decrease in unrealized gain on available for sale
         securities                                             $ (6,605,383)        $  1,981,615        $ (4,623,768)
         Holding gain                                              2,992,526             (897,758)          2,094,768
                                                               ---------------------------------------------------------
     (Decrease) in unrealized gain on available-for-sale          (3,612,857)           1,083,857          (2,529,000)
         securities
     Foreign currency translation adjustment                         (60,699)                   -             (60,699)
                                                               ---------------------------------------------------------
     Other comprehensive (loss)                                 $ (3,673,556)        $  1,083,857        $ (2,589,699)
                                                               =========================================================

                                                                                For the Six Months Ended
                                                                                    November 30, 2005
                                                               --------------------------------------------------------
                                                                   Before-Tax        Tax (Expense)        Net-of-Tax
                                                                     Amount            Or Benefit           Amount
                                                               --------------------------------------------------------
     Available-for-sale securities:
         Decrease in unrealized gain on available for sale
         securities                                             $ (2,841,114)        $    852,334        $ (1,988,780)
         Holding gain                                              4,852,543           (1,455,763)          3,396,780
                                                               --------------------------------------------------------
     Other comprehensive income                                 $  2,011,429         $   (603,429)       $  1,408,000
                                                               ========================================================

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

     d) The Company entered into a consulting agreement effective December 1, 2005, with a director of the Company for the provision of consulting services at a rate of $1,815 (CAD$2,000) per month.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)

9.   COMMITMENTS (CONTINUED)

     e) The Company entered into an agreement with the President of the Company dated May 1, 2006 for the provision of services for a term of one year, thereafter renewable on a monthly basis, at a rate of $5,000 per month.

     f) The Company entered into a consulting agreement dated May 12, 2006 for the provision of consulting services for a term of 6 months, thereafter renewable on a monthly basis, at a rate of $3,630 (CAD$4,000) per month.

     g) The Company entered into a consulting agreement dated May 12, 2006 for the provision of consulting services for a term of 6 months, thereafter renewable on a monthly basis, $4,084 (CAD$4,500) per month.

     As a result of the Share Exchange Agreement dated December 1, 2006, as described in Note 10(a), the Company terminated all consulting and management agreements with directors and officers and paid a total of $286,618 (CAD$325,000) as severance pay.


10.  SUBSEQUENT EVENTS
     a) The Company entered into a Share Exchange Agreement dated December 1, 2006 to acquire 100% of the issued and outstanding share capital of Damascus Energy Inc. ("Damascus"), a private corporation incorporated under the laws of Alberta. The transaction closed on December 15, 2006, and is accounted for using the purchase method with the Company being identified as the acquirer. Under the terms of the Share Exchange Agreement, Patch Energy Inc. (a wholly-owned subsidiary of the Company) acquired all of the issued and outstanding common shares of Damascus in consideration for one share of Class A Preferred Voting Stock of the Company (the "Preferred Voting Share") and 9,426,489 shares of Series A Preferred Stock of Patch Energy (the "Exchangeable Shares") that are exchangeable for 9,426,489 shares of the Company's common stock. The directors of the Company resigned and Mr. Michael Vandale, the president of Damascus, was appointed to serve as a director of the Company. Mr. Vandale was a director of Patch Energy Inc. prior to the acquisition, and received $264,570 (CAD$300,000) in connection with the Damascus acquisition.

         The primary asset of Damascus is a farmout agreement between Damascus and Bounty Developments Ltd. that grants Damascus the right to earn up to an 80% working interest in the Dover Oil Sands Project, located in the Fort McMurray area of central Alberta, Canada. This project consists of 32 contiguous square miles of land approximately 40 miles northwest of Fort McMurray, representing 20,840 acres. Pursuant to the terms of the agreement, Damascus has earned a 30% undivided working interest in the project in exchange for payment of $6,686,125 (CAD$7,581,500) to Bounty, for reimbursement for all expenditures made to date on the project and the issuance of 4,425,231 shares of Damascus' common stock to Bounty. Damascus will be able to earn an additional 50% in the project, subject to spudding 16 evaluation wells at mutually agreeable locations and completion of a 2D seismic program on the properties on or before March 31, 2007.

     b) The Company closed 2 tranches of a private placement and issued a total of 3,240,000 shares at a price of CAD$1.00 per share on a flow-through basis for aggregate gross proceeds of $2,857,356 (CAD$3,240,000). In connection with the private placement, the Company paid a finder's fee of 7% $197,854 (CAD$224,350), of which $116,675 (CAD$132,300) was paid to Mr. Michael Vandale. The shares were issued pursuant to Regulation S under the Securities Act of 1933, as the sales were made in "offshore transactions".

     c) The Company received $596,750 upon the exercise of 847,500 stock options.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOVEMBER 30, 2006
(Stated in U.S. Dollars)
(unaudited)


10.  SUBSEQUENT EVENTS (CONTINUED)

     d) The Company entered into a letter agreement dated December 21, 2006 to acquire from non-related parties 100% of the issued and outstanding common shares of 1289307 Alberta Ltd., a private corporation incorporated under the laws of Alberta ("Holdco"), in consideration for, directly or indirectly, 500,000 shares of the Company's common stock (the "Acquisition") and the assumption of $1,000,000 of Holdco debt. An Alberta numbered company wholly owned by Michael S. Vandale, the Company's President and CEO, owns 100% of the Holdco debt.

         Completion of the Acquisition is contingent upon the satisfaction of a number of conditions including the completion of satisfactory due diligence by the Company and Holdco; the preparation of a satisfactory engineering evaluation; the entering into a formal share exchange agreement and related documentation, between the Company and Holdco in form and content satisfactory to each of them; and any regulatory, shareholder, director or other approvals as may be required.

         The primary asset of Holdco is a farmout agreement between Holdco and Bounty Developments Ltd. ("Bounty") that grants Holdco the right to earn up to a 75% working interest in 18 square miles of land located in Townships 91-92, Range 2 W4M (the "Firebag Oil Sands Project"), in the Fort McMurray area of central Alberta, Canada. The Firebag Oil Sands Project consists of 18 contiguous sections of 100% owned lands approximately 20 miles east of Fort McMurray, representing 11,520 acres.

         Pursuant to the terms of the farmout agreement, Holdco must complete the following payments and work program to earn up to a 75% working interest in the Firebag Oil Sands Project:

         Holdco shall earn a 25% undivided working interest in the Firebag Oil Sands Project subject to the following:
            a) a payment to Bounty in the amount of $881,900 (CAD$1,000,000) on or before December 18, 2006 (paid);
            b) a payment to Bounty in the amount of $881,900 (CAD$1,000,000) on or before December 22, 2006 (paid); and
            c) a payment to Bounty in the amount of $2,733,890 (CAD$3,100,000) on or before January 15, 2007.

         Holdco shall reimburse Bounty for all expenditures made or liabilities incurred by Bounty to such date in maintaining, permits, approvals and equipment commitments, and in obtaining land, engineering, geological, geophysical and other services reasonably required to allow the first year evaluation wells to be drilled and the seismic program to be completed.

         Upon Holdco earning its initial 25% undivided working interest in the Firebag Oil Sands Project, Holdco shall earn an additional 25% undivided working interest (an aggregate 50% working interest) in the Firebag Oil Sands Project subject to spudding 8 evaluation wells at mutually agreeable locations on the properties and the completion of a 2D seismic program on the properties at a minimum cost of $1,058,280 (CAD$1,200,000) but not to exceed $1,322,850 (CAD$1,500,000) on or before March 31, 2007.

         Upon Holdco earning its initial 50% undivided working interest in the Firebag Oil Sands Project, Holdco shall earn an additional 25% individual working interest (an aggregate 75% working interest) in the Firebag Oil Sands Project, subject to the following:
              a) a payment to Bounty in the amount of $2,204,750 (CAD$2,500,000) on or before April 1, 2007; and
              b)  on or before  April 1, 2008,  spudding 4  evaluation  wells at mutually agreeable locations on the properties and the completion of a 2D seismic program on the properties at a minimum cost of $485,045 (CAD$550,000) but not to exceed $573,235 (CAD$650,000) on or before March 31, 2008.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED NOVEMBER 30, 2006. The Company generated $17,988 in oil and gas revenues for the three months ended November 30, 2006 ("2006"), a decrease of $15,609 or 46% from the comparable three months ended November 30, 2005 ("2005"). The decrease was due to a decrease in production offset in part by an increase in price. Oil and gas production, royalties and other expenses decreased $10,556 or 38% to $17,012 in 2006 from $27,568 in 2005. As a result, net oil and gas operations produced a negligible profit of $976 in 2006 versus a profit of $6,029 in 2005, a decline of $5,053 or 84%.

Expenses, other than oil and gas production expenses, were $935,786 for 2006, as compared to $497,854 for 2005, an increase of $437,932 or 88%. The increase in non-oil and gas expenses is primarily due to increases in the following expense categories: Consulting expense increased by $42,722 or 13% to $363,261 in 2006 as compared to $320,539 in 2005. Consulting expense in 2006 included $234,520 of stock based compensation expense as compared to $177,152 in 2005 and shares issued for services expense of $nil in 2006 versus $77,400 in 2005 for a net decrease in stock based compensation and shares issued for services expense included in consulting expense in 2006 of $20,032 or 8%. General and administrative expense increased $55,564 or 158% to $90,819 in 2006 as compared to $35,255 in 2005 primarily due to incurring $15,000 of directors and officers' insurance expense in 2006 versus $nil in 2005. Investor relations expense increased by $221,575 or 581% in 2006 to $259,683 as compared to $38,108 in 2005 due to an increase in the number of investor relations service providers; also 2006 expense included $146,172 paid in shares for services as compared to $nil in 2005. Related party compensation expense increased $107,692 or 231% to $154,299 in 2006 as compared to $46,607 in 2005. Related party compensation expense includes $106,662 of stock option expense in 2006 as compared to $nil in 2005 as a result of the Company's adoption of SFAS 123R to account for stock based compensation for directors and officers. The increase in expenses in the Company overall reflect the increased level of activity in the Company in respect of its oil and gas operations as well as operations relating to the disposition of its share position in Pharmaxis Ltd.

As a result of the increase in expenses in 2006 versus 2005 the Company incurred an operating loss of $934,810 as compared to $491,825 in 2005, an increase in operating loss of $442,985 or 90%.

The Company realized a gain before applicable taxes of $6,640,000 from the sale of its available for sale Pharmaxis shares in 2006 as compared to $5,953,001 in 2005. The Company earned interest income of $44,736 in 2006 as compared to $1,425 in 2005. As a result the Company had income before taxes of $5,839,513 in 2006 as compared to income of $5,462,601 in 2005, an increase in income before taxes of $376,912.

Provision for income taxes is $1,987,092 for 2006 as compared to $2,100,000 in 2005.

Net income for 2006 is $3,852,421 as compared to net income of $3,362,601 in 2005, an increase in net income of $489,820.

Other comprehensive loss comprised a decrease in unrealized gain on available for sale Pharmaxis securities of $2,446,000 in 2006, as compared to $4,774,000 in 2005, and a foreign currency translation adjustment loss of $93,227 in 2006, as compared to $nil in 2005. The decrease in unrealized gain on available for sale Pharmaxis securities of $2,446,000 in 2006 is due to the reclassification of available for sale Pharmaxis securities holding gain of $3,877,486 to realized gain in 2006, as compared to $1,988,780 in 2005, and the holding gain on available for sale Pharmaxis securities of $1,431,486 in 2006 as compared to a holding loss of $2,785,220 in 2005.

Comprehensive income is $1,313,194 in 2006 as compared to a comprehensive loss of $1,411,399 in 2005, an increase in comprehensive income of $2,724,593.

SIX MONTHS ENDED NOVEMBER 30, 2006. The Company generated $65,609 in oil and gas revenues for the six months ended November 30, 2006 ("2006"), a decrease of $18,473 or 22% from the comparable six months ended November 30, 2005 ("2005"). The decrease was due to a decrease in production offset in part by an increase in price. Oil and gas production, royalties and other expenses decreased $8,585 or 23% to $28,833 in 2006 from $37,418 in 2005. As a result, net oil and gas operations produced a profit of $36,776 in 2006 versus a profit of $46,664 in 2005, a decline of $9,888 or 21%.

Expenses, other than oil and gas production expenses, were $1,679,694 for 2006, as compared to $820,387 for 2005, an increase of $859,307 or 105%. The increase in non-oil and gas expenses is primarily due to increases in the following expense categories: Consulting expense increased by $198,319 or 46% to $627,748 in 2006 as compared to $429,429 in 2005. Consulting expense in 2006 included $377,269 of stock based compensation expense as compared to $241,129 in 2005 and shares issued for services expense of $nil in 2006 versus $77,400 in 2005 for a net increase in stock based compensation and shares issued for services expense included in consulting expense in 2006 of $58,740 or 18%. General and administrative expense increased $77,154 or 104% to $151,507 in 2006 as compared to $74,353 in 2005 primarily due to incurring $30,000 of directors and officers' insurance expense in 2006 versus $nil in 2005. Investor relations expense increased by $391,907 or 428% in 2006 to $483,373 as compared to $91,466 in 2005 due to an increase in the number of investor relations service providers; also 2006 expense included $211,095 paid in shares for services as compared to $nil in 2005. Related party compensation expense increased $172,063 or 179% to $268,089 in 2006 as compared to $96,026 in 2005. Related party compensation expense includes $177,374 of stock option expense in 2006 as compared to $nil in 2005 as a result of the Company's adoption of SFAS 123R to account for stock based compensation for directors and officers. The increase in expenses in the Company overall reflect the increased level of activity in the Company in respect of its oil and gas operations as well as operations relating to the disposition of its share position in Pharmaxis Ltd.

As a result of the increase in expenses in 2006 versus 2005 the Company incurred an operating loss of $1,642,918 as compared to $773,723 in 2005, an increase in operating loss of $869,195 or 112%.

The Company realized a gain before applicable taxes of $7,609,599 from the sale of its available for sale Pharmaxis shares in 2006 as compared to $5,953,001 in 2005. The Company earned interest income of $85,578 in 2006 as compared to $1,425 in 2005. As a result the Company had income before taxes of $6,149,606 in 2006 as compared to income of $5,180,703 in 2005, an increase in income before taxes of $968,903.

Provision for income taxes is $2,278,501 for 2006 as compared to $2,100,000 in 2005.

Net income for 2006 is $3,871,105 as compared to net income of $3,080,703 in 2005, an increase in net income of $790,402.

Other comprehensive loss comprised a decrease in unrealized gain on available for sale Pharmaxis securities of $2,529,000 in 2006, as compared to an increase in unrealized gain of $1,408,000 in 2005, and a foreign currency translation adjustment loss of $60,699 in 2006, as compared to $nil in 2005. The decrease in unrealized gain on available for sale Pharmaxis securities of $2,529,000 in 2006 is due to the reclassification of available for sale Pharmaxis securities holding gain of $4,623,768 to realized gain in 2006, as compared to $1,988,780 in 2005, and the holding gain on available for sale Pharmaxis securities of $2,094,768 in 2006 as compared to $3,396,780 in 2005.

Comprehensive income is $1,281,406 in 2006 as compared to $4,488,703 in 2005, a decrease in comprehensive income of $3,207,297.

LIQUIDITY AND CAPITAL RESOURCES

For 2006, the Company used cash of $594,410 for its operating activities as compared to $475,150 in 2005. Investing activities provided cash of $4,949,120 in 2006 as compared to $5,911,308 in 2005. The Company expended $2,660,480 on its oil and gas interests in 2006 as compared to $41,693 in 2005. The Company realized gross proceeds on the sale of available-for-sale Pharmaxis securities of $7,609,600 in 2006 as compared to $5,953,001 in 2005.

Financing activities provided $159,423 from the sale of stock, net of repayments to related parties, in 2006 as compared to $178,612 in 2005. The Company acquired 5,588 shares of its common stock for $6,309 under the Company's stock repurchase plan in 2006. The Company did not repurchase any shares of its common stock in 2005. The Company also repaid $37,268 to related parties in 2006, as compared to $95,038 in 2005.

At November 30, 2006, the Company had working capital of $4,354,557 as compared to $2,089,735 as at May 31, 2006.

As at November 30, 2006, the Company owned 2,791,937 available-for-sale Pharmaxis shares, recorded at a net of taxes market value of $4,712,000 as compared to 6,791,937 available-for-sale Pharmaxis shares with a net of taxes market value of $7,241,000 as at May 31, 2006.

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

PLAN OF OPERATION

In December 2006, the Company completed its acquisition of Damascus Energy Inc. ("Damascus"), whose main asset is a farmout agreement with Bounty Development Ltd. pertaining to the Dover Oil Sands Project in the Fort McMurray area of central Alberta, Canada. Under the terms of the farmout agreement, Damascus has the right to earn an 80% working interest in the Dover Oil Sands Project, which consists of 32 square miles of 100% owned lands, representing 20,480 acres. As of the date of this report, Damascus has earned an initial 30% working interest in the Dover Oil Sands Project and can earn an additional 50% working interest subject to spudding evaluation wells at mutually agreeable locations and the completion of a 2D seismic program on the properties on or before March 31, 2007.

Also in December 2006, the Company entered into a letter agreement to acquire 1289307 Alberta Ltd. ("Holdco"), whose main asset is a farmout agreement with Bounty Development Ltd. pertaining to the Firebag Oil Sands Project in the Fort McMurray area of central Alberta, Canada. Under the terms of the farmout agreement, Holdco has the right to earn a 75% working interest in the Firebag Oil Sands Project, which consists of 18 square miles of 100% owned lands, representing 11,520 acres. If the Company completes the acquisition of Holdco, and if Holdco earns its initial 25% working interest in the Firebag Oil Sands Project, it will be required to spud 8 evaluation wells and complete a 2D seismic program on the properties at a minimum cost of $1,058,280 by March 31, 2007 if it wants to earn an additional 25% working interest, for a total of 50% working interest. Upon earning this 50% working interest, Holdco would have to pay Bounty $2,204,750 by April 1, 2007 and spud 4 evaluation wells and complete a 2D seismic program on the properties at a minimum cost of $485,045 by March 31, 2008 if it wants to earn an additional 25% working interest, for a total of 75% working interest.

The Company completed a private placement of 3,240,000 common shares, issued on a flow-through basis at a subscription price of CAD$1.00 per share for gross proceeds of $2,857,356. The proceeds will be used to fund development of the Dover Oil Sands Project.

The Company intends to use proceeds from the future sales of its remaining Pharmaxis shares and share sales to fund partially the acquisition and exploration of oil and gas properties and for working capital.

Based on the lands from the Damascus acquisition and the letter agreement with Holdco, the Company intends to completely fulfill its farm in obligation to the Dover property with a 63-mile 2D seismic program and a 16-well drilling program scheduled to commence immediately. Capital expenditures for the seismic and drilling program are estimated to be $8.4 million. The Company is also focusing on fulfilling earning terms on the Firebag asset by shooting 47 miles of 2D seismic, and to complete a 12-well drilling program before April 2007. The capital expenditures for this program are estimated to be $6.85 million. The Company also intends to participate in future oil sands land sales and/or acquire oil sands leases/participation from third parties.

The Company has a 75% majority interest in Patch Oilsands Limited Partnership (the "Partnership"). The Partnership has a working interest in a 1/2 oil sands section (Block A) at Leismer, Alberta, Canada. The Partnership also has the option, exercisable on or before April 1, 2007, to acquire an 80% interest in the adjoining 1/2 section (Block B) for a payment of $1,173,250 and 100,000 shares of Patch International Inc. The Company is required to undertake a seismic work program over both Block A and Block B and spud a test well in Block A on or before March 1, 2007. The Company is planning a seismic work program for this winter. The Company is negotiating an extension of the drill spud date and the Block B option acquisition date.

On April 5, 2006, Energy acquired three oil sands leases, comprising four sections (1,024 hectares), at the Alberta Crown Oil Sands sale. The Company will establish a future work program on these leases based on the engineering report it has obtained.

The Company has begun production its two oil wells located at Lloydminster, Alberta, Canada.

The Company intends to enter into a pooling agreement to allow it to complete a potential gas well at Atlee-Buffalo, Alberta, Canada. The Company intends to continue to participate in production at its well at McLeod, Alberta, Canada.

The Company intends to undertake measurement of gas flow rates after completion of swabbing at the well drilled and perforated at Halkirk, Alberta, Canada.

The Company has a working interest in an oil and gas project located in the Peace River Arch area of Alberta, Canada. The Company is required to spud two test wells on this property by February 1, 2007. The Company is negotiating to swap one of the test well commitments for a seismic work program commitment and additional land acquisition commitment. Assuming the revised Agreement is completed the Company intends undertake the seismic work program this winter. The Company is negotiating an extension of the drill spud dates.

The Company has a seismic option and participation interest in a gas project at Red Deer, Alberta, Canada. The Company is currently considering further seismic work on this property before deciding whether to proceed with a drill program.

In light of the aggressive operations program for 2007, the Company anticipates that additional capitalization between $15 million to $20 million will be required to successfully complete all planned operations. The Company has engaged in specific discussions with certain financing parties in plans to financially facilitate the collective operations. The Company is currently determining the most effective means to facilitate the financing; however, there can be no assurance that any such financing efforts will be successful. If such efforts are not successful, management has not yet formulated its plans to deal with a shortfall.

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


                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following is a summary of shares repurchased for cancellation by the Company in the quarter ended November 30, 2006.

-------------------------------------------------------------------------------------------------------------------
              (A) TOTAL NUMBER     (B) AVERAGE     (C) TOTAL NUMBER OF SHARES   (D) MAXIMUM NUMBER (OR APPROXIMATE
   PERIOD       OF SHARES (OR       PRICE PAID    (OR UNITS) PURCHASED AS PART  DOLLAR VALUE) OF SHARES (OR UNITS)
              UNITS) PURCHASED       PER SHARE     OF PUBLICLY ANNOUNCED PLANS    THAT MAY YET BE PURCHASED UNDER
                                     (OR UNIT)           OR PROGRAMS                 THE PLANS OR PROGRAMS
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Sep 1, 2006         2,000             $0.78                  204,338                          473,162
 - Sep 30,
    2006
-------------------------------------------------------------------------------------------------------------------
Oct 1, 2006           0                 0                       0                             473,162
 - Oct 31,
    2006
-------------------------------------------------------------------------------------------------------------------
Nov 1, 2006           0                 0                       0                             473,162
 - Nov 30,
    2006
-------------------------------------------------------------------------------------------------------------------
   Total            2,000             $0.78                  204,338                          473,162
-------------------------------------------------------------------------------------------------------------------

------------------
1) The share repurchase program was announced November 17, 2005 effective December 1, 2005

2)   677,500 post forward split shares were approved
3)   The repurchase program ends November 30, 2006

On October 24, 2006, the Company issued 30,000 shares of common stock at a price of $0.77 per share for investor relation services. The Company has recorded a prepaid expense of $15,835 related to the future portion of the agreement.

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

REGULATION
S-B NUMBER                                  EXHIBIT

    2.1      Stock Exchange Agreement with Micronetics, Inc. (1)

    2.2 Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (2)

    2.3 Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation
             (3)

    2.4 Share Exchange Agreement among the shareholders of Damascus Energy Inc., Patch Energy Inc., Patch International Inc., and Damascus Energy Inc. dated December 15, 2006 (4)

    3.1      Articles of Incorporation, as amended (5)

    3.2      Bylaws (5)

    3.3      Certificate of Change Pursuant to NRS 78.209 (6)

    3.4      Certificate of Change Pursuant to NRS 78.209 (7)

    4.1      Certificate of Designation of Class A Preferred Voting Stock (4)

   10.1      1999 Stock Option Plan (1)

   10.2 Shareholders Agreement dated August 23, 2002 among Praxis Pharmaceuticals Inc., Perpetual Trustees Nominees Limited, Rothschild Bioscience Managers Limited, CM Capital Investments Pty Ltd, CIBC Australia VC Fund LLC, Mooroolbark Technology Pty Ltd, The Australian National University and Pharmaxis Pty Ltd, Dr. William Cowden and Dr. Brett Charlton (8)

   10.3 Letter agreement dated February 18, 2004 regarding Termination Agreement with Fairchild International Corporation (9)

REGULATION
S-B NUMBER                                  EXHIBIT

   10.4      2005 Stock Option Plan (10)

   10.5 Assumption and Cancellation of Debt agreements with Fairchild International Corporation dated April 15, 2005 (5)

   10.6      Management services agreement with David Stadnyk dated May 1, 2005
             (5)

   10.7      Change of Control Agreement with David Stadnyk dated May 1, 2005
             (5)

   10.8      2006 Stock Option Plan (11)

   10.9 Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of Damascus Energy Inc. dated December 15, 2006 (4)

   10.10 Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated December 15, 2006 (4)

   10.11     Letter agreement with 1289307 Alberta Ltd. dated December 21, 2006
             (12)

    21       Subsidiaries of the registrant (4)

   31.1      Rule 13a-14(a) Certification of Principal Executive and Financial
             Officer

   32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
-------------

(1) Incorporated by reference to the exhibits filed with the Registration Statement on Form 10-SB, file no. 0-28627.
(2) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004.
(3) Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated June 15, 2004.
(4) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated December 15, 2006.
(5) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2005.
(6) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated July 8, 2005.
(7) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 14, 2006.
(8) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2002.
(9) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004.
(10) Incorporated by reference to the exhibits filed with the registrant's registration statement on Form S-8, file number 333-128627, filed September 27, 2005.
(11) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2006.
(12) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated December 21, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  PATCH INTERNATIONAL INC.
                                  (REGISTRANT)

Date:  January 15, 2007           By:  /s/ MICHAEL S. VANDALE
                                     -------------------------------------------
                                     Michael S. Vandale, President and Chief
                                     Executive Officer (Acting principal
                                     financial officer)