Form 10QSB
period 2007-02-28
PATCH INTERNATIONAL INC/CN
filed 2007-04-30
CIK 1064481

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended: FEBRUARY 28, 2007

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from __________________ to __________________


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 20,241,774 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF APRIL 3, 2007

    Transitional Small Business Disclosure Format (check one); Yes [ ] No [X]

PATCH INTERNATIONAL INC.
February 28, 2007
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

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)
(unaudited)

----------------------------------------------------------------------------------------------------------------------------
                                                                                      FEBRUARY 28,                  MAY 31,
                                                                                          2007                       2006
----------------------------------------------------------------------------------------------------------------------------
                                                                                            $                          $
ASSETS
Current Assets
     Cash and cash equivalents                                                       14,369,791                   4,473,444
     Accounts receivable                                                                407,293                      29,260
     Due from related parties (Note 6)                                                1,012,836                           -
     Prepaid expenses and other                                                         107,481                      70,603
----------------------------------------------------------------------------------------------------------------------------

Total Current Assets                                                                 15,897,401                   4,573,307
Available-for-sale securities (Note 3)                                                        -                   7,241,000
Property and equipment                                                                   67,241                       1,452
Oil and gas interests (successful efforts method) (Note 4)                           42,604,389                   2,964,017
----------------------------------------------------------------------------------------------------------------------------
Total Assets                                                                         58,569,031                  14,779,776
============================================================================================================================
LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
     Accounts payable and accrued liabilities                                         2,615,508                     215,694
     Deposit (Note 13)                                                                   84,724                           -
     Income taxes payable (Note 3)                                                    2,671,261                   2,181,000
     Due to related parties (Note 6)                                                  1,000,000                      86,878
----------------------------------------------------------------------------------------------------------------------------
Total Current Liabilities                                                             6,371,493                   2,483,572
Exchangeable shares (Note 5)                                                         13,102,965                           -
Special warrants (Note 10)                                                           18,759,033                           -
Asset retirement obligations (Note 7)                                                   326,614                      34,379
Deferred income taxes                                                                 3,720,926                           -
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities                                                                    42,281,031                   2,517,951
----------------------------------------------------------------------------------------------------------------------------
Non-controlling Interest                                                                722,689                     570,862

STOCKHOLDERS' EQUITY
Class A Preferred Voting Stock:
 1 share authorized with par value of $0.01 per share;
 1 share issued and outstanding                                                               -                           -

Class B Preferred Voting Stock:
 10,000 shares authorized with par value of $0.01 per share;
 1 share issued and outstanding                                                               -                           -

Common Stock:
25,000,000 common shares authorized with par value of $0.001 per share; 20,239,774 shares issued and outstanding (excludes 2,000
shares held in treasury - Note 9) (May 31, 2006 - 15,163,112 shares)                     20,240                      15,163
Additional paid-in capital                                                            9,462,763                   3,335,380
Stock subscriptions receivable                                                         (117,790)                          -
Accumulated other comprehensive (loss) income                                           (68,175)                  7,352,558
Retained earnings                                                                     6,268,273                     987,862
----------------------------------------------------------------------------------------------------------------------------
Total Stockholders' Equity                                                           15,565,311                  11,690,963
----------------------------------------------------------------------------------------------------------------------------
Total Liabilities and Stockholders' Equity                                           58,569,031                  14,779,776
============================================================================================================================

Commitments (Note 12)
Subsequent event (Note 13)

              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)
(unaudited)

                                                                       FOR THE THREE MONTHS             FOR THE NINE MONTHS
                                                                               ENDED                           ENDED
                                                                            FEBRUARY 28                     FEBRUARY 28
                                                                            -----------                     -----------
                                                                     2007             2006             2007             2006
--------------------------------------------------------------------------------------------------------------------------------
                                                                       $              $                $                $
Revenue
     Oil and gas                                                    34,710            58,345          100,319          142,427
--------------------------------------------------------------------------------------------------------------------------------
Expenses
     Depletion, depreciation, impairment and accretion               7,584            55,640           48,123           90,265
     Dry hole costs                                              1,291,483                 -        1,291,483                -
     General and administrative                                  2,761,088           655,876        4,387,829        1,440,833
     Oil and gas production, royalties and other                    12,628           118,663           41,461          156,081
--------------------------------------------------------------------------------------------------------------------------------
Total Operating Expenses                                         4,072,783           830,179        5,768,896        1,687,179
--------------------------------------------------------------------------------------------------------------------------------
Other Income

     Interest and other                                            (38,075)           63,821          112,671           64,441
     Gain on sale of available-for-sale securities               6,074,719           275,129       13,684,318        6,228,130
     Non-controlling interest in net loss                            3,884                 -           23,649                -
--------------------------------------------------------------------------------------------------------------------------------
Total Other Income                                               6,040,528           338,950       13,820,638        6,292,571
--------------------------------------------------------------------------------------------------------------------------------
Income (Loss) Before Income Taxes                                2,002,455          (432,884)       8,152,061        4,747,819

Provision For Income Taxes
     Current                                                      (392,760)          (10,243)      (2,671,261)      (2,110,243)
     Deferred                                                     (196,766)                -         (196,766)               -
--------------------------------------------------------------------------------------------------------------------------------
                                                                  (589,526)          (10,243)      (2,868,027)      (2,110,243)
--------------------------------------------------------------------------------------------------------------------------------
Net Income (Loss)                                                1,412,929          (443,127)       5,284,034        2,637,576
--------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss) (Note 11)

     Available-for-sale securities:
         Reclassification to realized gain                      (2,617,231)         (186,000)      (7,240,999)      (1,865,000)
         Holding gain (loss)                                    (2,094,768)          500,000                -        3,587,000
--------------------------------------------------------------------------------------------------------------------------------
     Increase (decrease) in unrealized gain on
     available-for-sale securities                              (4,711,999)          314,000       (7,240,999)       1,722,000
     securities

     Foreign currency translation adjustment                      (119,035)                -         (179,734)               -
--------------------------------------------------------------------------------------------------------------------------------
Other Comprehensive Income (Loss)                               (4,831,034)          314,000       (7,420,733)       1,722,000
--------------------------------------------------------------------------------------------------------------------------------
Comprehensive Income  (Loss)                                    (3,418,105)         (129,127)      (2,136,699)       4,359,576
================================================================================================================================

Net Income Per Share

     Basic                                                            0.07             (0.03)            0.31             0.20
     Diluted                                                          0.07             (0.03)            0.31             0.19
Weighted Average Number Of Common Stock Outstanding

     Basic                                                      19,173,000        13,775,000       16,820,000       13,457,000
     Diluted                                                    19,209,000        14,383,000       16,856,000       13,729,000

              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
(unaudited)

                                                                                                    FOR THE
                                                                                                  NINE MONTHS
                                                                                                     ENDED
                                                                                                  FEBRUARY 28
--------------------------------------------------------------------------------------------------------------------------------
                                                                                        2007                      2006
-------------------------------------------------------------------------------------------------------------------------------
                                                                                          $                          $
Operating Activities
     Net income                                                                      5,284,034                  2,637,576
     Adjustments for items not involving cash:
        Depletion, depreciation, impairment and accretion                               48,878                     90,265
        Stock-based compensation                                                     2,384,676                    490,079
        Deferred income taxes                                                          196,766                          -
        Gain on sale of available-for-sale securities                              (13,684,318)                (6,228,130)
        Non-controlling interest in net loss                                           (23,649)                         -
        Decrease (increase) in accounts receivable                                    (100,622)                   (23,363)
        (Increase) decrease in prepaid expenses and other                              (39,379)                      (530)
        Increase in due to related parties                                             (98,562)                  (256,157)
        Increase in accounts payable and accrued liabilities                        (6,329,800)                   (88,182)
        Increase in income taxes payable                                               490,261                  1,885,000
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                              (11,871,715)                (1,493,442)
-----------------------------------------------------------------------------------------------------------------------------
Investing Activities
     Third party contribution to limited partnership                                   171,223                          -
     Purchase of equipment                                                             (66,660)                         -
     Deposit                                                                            84,724                          -
     Oil and gas interests                                                         (14,167,400)                  (722,826)
     Proceeds on sale of available-for-sale securities                              13,684,319                  6,228,130
-----------------------------------------------------------------------------------------------------------------------------
Net cash (used in) provided by investing activities                                   (293,794)                 5,505,304
-----------------------------------------------------------------------------------------------------------------------------
Financing Activities
     Proceeds from special warrants                                                 18,759,033                          -
     Proceeds from common stock                                                      3,632,680                    499,750
     Acquisition of treasury stock                                                      (6,309)                   (90,559)
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                           22,385,404                    409,191
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                               (323,548)                         -
-----------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents for the period                                   9,896,347                  4,421,053

Cash and cash equivalents, beginning of period                                       4,473,444                    128,872
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents, end of period                                            14,369,791                  4,549,925
=============================================================================================================================

CASH AND CASH EQUIVALENTS CONSIST OF:
      Cash in bank                                                                   1,868,072                  1,536,052
      Term deposits                                                                 12,501,719                  3,013,873
-----------------------------------------------------------------------------------------------------------------------------
                                                                                    14,369,791                  4,549,925
=============================================================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION
     Taxes paid                                                                      2,256,649                    225,243
     Interest paid                                                                      49,494                     36,451
=============================================================================================================================

              The accompanying notes are an integral part of these
                       consolidated financial statements

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)

1.   BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company's consolidated financial position and the results of its consolidated operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended May 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company's Form 10-KSB for the fiscal year ended May 31, 2006, has been omitted. The results of operations for the three and nine-month periods ended February 28, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2007. These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented and follow similar significant accounting policies to the Company's Form 10-KSB for fiscal year ended May 31, 2006 except for Flow-Through Shares. A portion of the Company's exploration activities have been financed through the issue of flow-through common shares. Under the terms of the share issue, the related resource expenditure deductions are renounced to the shareholder in accordance with income tax legislation. Upon issue of the flow-through shares, the proceeds are allocated between the offering of shares and the sale of tax benefits to investors. The allocation is made based on the difference between the quoted price of the Company's shares and the amount received for the flow-through shares, with a liability being recognized for the difference. The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time. Income tax expense is recognized for the difference between the amount of the deferred tax liability recognized on issuance.

2.   RECENT PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES--INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115." This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates. After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred. SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption. The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of the Company.

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


2.   RECENT PRONOUNCEMENTS (CONTINUED)

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

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


3.   AVAILABLE-FOR-SALE SECURITIES

At February 28, 2007, the Company owns no ordinary shares (May 31, 2006 - 6,791,937) of Pharmaxis Ltd. ("Pharmaxis"), an Australian company listed on the Australian Stock Exchange. The Company recorded the ordinary shares of Pharmaxis at market value, net of tax.

During the nine-month period ended February 28, 2007, the Company sold 6,791,937 Pharmaxis shares for gross proceeds of $13,684,319, and realized a gain of $13,684,318, before applicable taxes.

                                            Market Value
                                            February 28,
                                               2007
                                          -----------------
     No ordinary shares                   $              -
                                          =================


                                           Market Value
                                           May 31, 2006
                                          -----------------
     6,791,937 ordinary shares            $      7,241,000
                                          =================


The Company paid Australian taxes of $2,256,649 (AUS$2,861,657) on sales of Pharmaxis' shares up to May 31, 2006, on December 1, 2006. The Company has accrued an estimate of Australian taxes of $2,671,261 (AUS$3,367,702) on sales of Pharmaxis' shares during the nine-month period ended February 28, 2007.

4.   OIL AND GAS INTERESTS

                                                                         February 28,                  May 31,
                                                                             2007                       2006
                                                                   ------------------------   ------------------------
OIL AND GAS INTERESTS - SUCCESSFUL EFFORTS METHOD

Balance beginning of the period                                    $           2,964,017      $             198,284
Expenditures                                                                  39,681,046                  3,029,321
Depletion and depreciation                                                      (40,674)                  (193,888)
Dry well and abandoned interests                                                       -                   (69,700)
                                                                   ------------------------   ------------------------
Balance end of the period                                          $          42,604,389      $           2,964,017
                                                                   ========================   ========================

Represented by:

British Columbia, Canada
Non-producing interests                                            $             428,977      $                   -
                                                                   ------------------------   ------------------------
                                                                                 428,977                          -
Alberta, Canada
Non-producing interests                                                       42,076,374                  2,846,147
Producing interests subject to depletion and amortization                        151,974                    150,739
Accumulated depletion and depreciation                                         (142,462)                  (121,060)
                                                                   ------------------------   ------------------------
                                                                              42,085,886                  2,875,826
Saskatchewan, Canada
Producing interests subject to depletion and amortization                        293,285                    243,004
Accumulated depletion and depreciation                                         (203,759)                  (154,813)
                                                                   ------------------------   ------------------------
                                                                                  89,526                     88,191
                                                                   ------------------------   ------------------------
                                                                   $          42,604,389      $           2,964,017
                                                                   ========================   ========================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


5.   ACQUISITIONS

  a) The Company entered into a Share Exchange Agreement dated December 1, 2006 with Damascus Energy Inc. ("Damascus"), whereby the Company would acquire 100% of the issued and outstanding share capital of Damascus. The transaction closed on December 15, 2006, and is accounted for using the purchase method. Under the terms of the Share Exchange Agreement, because the Company did not have enough authorized shares to effect the transaction, Patch Energy Inc. ("Energy") (a wholly-owned subsidiary of the Company) acquired all of the issued and outstanding common shares of Damascus (18,852,978 common shares) in consideration for one share of Class A Preferred Voting Stock of the Company (the "Preferred Voting Share") and 9,426,489 shares of Series A Preferred Stock of Energy (the "Exchangeable Shares") that are exchangeable for 9,426,489 shares of the Company's common stock. The Preferred Voting Share entitles the holder to attend and vote at all meetings of holders of shares of common stock of the Company. The maximum number of votes attached to the Preferred Voting Share equals the number of shares of common stock of the Company into which the Energy Exchangeable Shares issued in conjunction with the Preferred Voting share are at that time outstanding are then exchangeable. The Exchangeable Shares will be exchanged when the Company has increased its authorized common stock. The shares were valued at $1.32, based upon the weighted average market price of the Company's common shares at the closing date of the transaction. The president of Damascus, who was also a director of Energy prior to the acquisition, was appointed to serve as a director of the Company. A director of Energy received $244,840 (CAD$283,019) in connection with the acquisition.

     The purchase price was allocated to the following assets and liabilities:


       Accounts receivable                                                          $          279,368
       Oil and gas properties                                                               23,475,628
       Accounts payable and accrued liabilities                                             (7,597,054)
       Other current liabilities                                                              (427,871)
       Asset retirement obligation                                                             (73,534)
       Future income taxes                                                                  (3,213,572)
                                                                                    -------------------

       Paid by issuance of 9,426,489 shares of Series A preferred stock of Patch Energy Inc., and 1 share of Class A preferred voting
       stock of Patch International Inc.                                            $       12,442,965
                                                                                    ===================

     PRO FORMA RESULTS (UNAUDITED):

     The pro forma data of the Company set forth below gives effect to the purchase transactions completed in fiscal 2007 as if they had occurred at the beginning of fiscal 2007 and at the beginning of fiscal 2006. The unaudited pro forma financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company.

                                                                            June 1, 2006 to        June 1, 2005 to
                                                                              February 28,           February 28,
                                                                                 2007                   2006
                                                                                   $                      $
     ==============================================================================================================
     Pro Forma Revenue                                                           100,319                 142,427
     --------------------------------------------------------------------------------------------------------------
     Pro Forma Net Income                                                      4,538,394               2,639,665
     ==============================================================================================================
     Pro Forma Net Income Per Share - Basic and Diluted                             0.27                    0.20
     ==============================================================================================================

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


5.   ACQUISITIONS (CONTINUED)

b) The Company entered into a Share Exchange Agreement dated December 21, 2006 with 1289307 Alberta Ltd. ("1289307"), whereby the Company would acquire 100% of the issued and outstanding share capital of 1289307. The transaction closed on January 16, 2007, and is accounted for using the purchase method. Under the terms of the Share Exchange Agreement, because the Company did not have enough authorized shares to effect the transaction, Energy acquired all of the issued and outstanding common shares of 1289307 (500,000 common shares) in consideration for one share of Class B Preferred Voting Stock of the Company (the "Preferred Voting Share") and 500,000 shares of Series A Preferred Stock of Energy (the "Exchangeable Shares") that are exchangeable for 500,000 shares of the Company's common stock. The Preferred Voting Share entitles the holder to attend and vote at all meetings of holders of shares of common stock of the Company. The maximum number of votes attached to the Preferred Voting Share equals the number of shares of common stock of the Company into which the Energy Exchangeable Shares issued in conjunction with the Preferred Voting share are at that time outstanding are then exchangeable. The Exchangeable Shares will be exchanged when the Company has increased its authorized common stock. The shares were valued at $1.32, based upon the weighted average market price of the Company's common shares at the closing date of the transaction. A private Alberta company controlled by an officer of the Company was repaid $1,000,000 for a promissory note in connection with the acquisition.

     The purchase price was allocated to the following assets and liabilities:

        Accounts receivable                                 $                1
        Oil and gas properties                                       1,994,644
        Other current liabilities                                      (24,057)
        Promissory note payable                                     (1,000,000)
        Future income taxes                                           (310,588)
                                                            -------------------

        Paid by issuance of 500,000 shares of Series A
        preferred stock of Patch Energy Inc., and 1
        share of Class B preferred voting stock of Patch
        International Inc.                                  $          660,000
                                                            ===================


6.   DUE TO/FROM RELATED PARTIES

  a) Related parties include former and current directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest or repayment. At February 28, 2007, $1,012,836 (May 31, 2006 - $86,878 owing to related parties) was due from related parties.

  b) At  the  time  of  acquisition  of  Damascus  Energy  Inc. the president of
     Damascus was also a director of Energy. In conjunction with this (as disclosed in Note 5(a)) a director of the Company received $244,840 (CAD$283,019).

  c) In conjunction with the acquisition of 1289307 Alberta Ltd. (as disclosed in Note 5(b)) the Company assumed a liability to an officer in the amount of $1,000,000.

  d) During the nine-month period ended February 28, 2007, the Company paid $525,298 (2006 - $144,906) in management fees to current and former directors and officers of the Company, of which $415,000 related to severance pay to former directors and officers.

  e) A finders' fee of $114,428 (CAD$132,300) was paid to an officer of the Company in connection with the flow-through private placement as described in Note 9.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


7.   ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated by management based on the Company's net ownership in wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods. At February 28, 2007 the total undiscounted value of the total asset retirement obligation is estimated to be $344,290. These payments are expected to be made over the next 3 years. The Company's credit adjusted risk free rate of eight percent and an inflation rate of 1.5 per cent were used to calculate the present value of the asset retirement obligation.

The following table reconciles the Company's asset retirement obligations:


                                             For the Nine       For the Year
                                             Months Ended          Ended May
                                             February 28,             31,
                                                 2007                2006
                                          ----------------     -----------------
Beginning asset retirement obligations    $        34,379      $              -
Liabilities acquired                               73,534                     -
Liabilities incurred                              217,513                32,834
Accretion                                           1,188                 1,545
                                          ----------------     -----------------
Total asset retirement obligations        $       326,614      $         34,379
                                          ================     =================


8.   PREFERRED STOCK

The Company authorized two classes of preferred voting stock during the nine-month period ended February 28, 2007 as follows: one share of Class A Preferred Voting Stock, par value of $0.01 per share, and 10,000 shares of Class B Preferred Voting Stock, par value of $0.01 per share. Refer to Notes 5(a) and
(b).

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


9.   COMMON STOCK

During the nine-month period ended February 28, 2007, the Company issued 1,590,000 shares of common stock and received $1,111,000 in cash proceeds from the exercise of stock options. The Company has recorded a stock subscription receivable of $117,790 related to these stock option exercises.

On June 23, 2006, the Company purchased 3,588 of its shares on the open market at an average price of $1.32 per share.

On July 26, 2006, the Company issued 222,250 shares of common stock at a price of $1.25 per share for investor relation services.

On September 15, 2006, the Company purchased 2,000 of its shares on the open market at a price of $0.78 per share. These 2,000 shares are held in treasury for cancellation. The 2,000 treasury shares are not included in the Company's issued and outstanding shares for financial reporting purposes.

On October 24, 2006, the Company issued 30,000 shares for investor relations services valued at $23,100.

On November 3, 2006, the Company filed a form S-8 Registration Statement in connection with a 2006 Stock Option Plan allowing for the granting of options to acquire up to a total of 1,500,000 shares.

During the nine-month period ended February 28, 2007, the Company completed a private placement and issued an aggregate 3,240,000 shares at a price of CAD$1.00 per share on a flow-through basis for proceeds of $2,798,400 (CAD$3,240,000). In connection with the private placement, the Company paid a finder's fee of 7% ($193,932 (CAD$224,350)), of which $114,428 (CAD$132,300) was paid to an officer of the Company. The shares were issued pursuant to Regulation S under the Securities Act of 1933, as the sales were made in "offshore transactions".

The Company had previously proposed the distribution of a cash dividend on a pro-rata basis of 50% of the net proceeds of the sale of its investment in Pharmaxis Ltd. (the "Pharmaxis Shares"). Net proceeds include the costs associated with the sale of the Pharmaxis shares and related taxes. The directors of the Company had fixed July 30, 2004 as the record date. The Company did not receive approval from the NASD and the SEC, therefore, the board of directors was unable to declare a dividend for shareholders of record as of July 30, 2004 and did not proceed with the dividend payment.


A summary of the Company's stock option activity is as follows:

                                  -----------------------------------------
                                                                   Weighted
                                                 Number             Average
                                                     Of            Exercise
                                                Options               Price
                                  -----------------------------------------

Outstanding June 1, 2006                      2,272,500               $0.75
Granted                                       3,090,000                1.18
Expired                                       (300,000)                0.39
Forfeited                                     (622,500)                0.55
Exercised                                   (1,590,000)                0.72
                                  -----------------------------------------
Outstanding February 28, 2007                 2,850,000               $1.20
                                  =========================================

Exercisable February 28, 2007                         -                   -
                                  =========================================

As at February 28, 2007, the weighted average remaining contractual life of the outstanding options is 4.8 years, and the aggregate intrinsic value of the options is $3,534,000.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


9.   COMMON STOCK (CONTINUED)

A summary of the status of the Company's nonvested shares as of February 28, 2007, and changes during the nine-month period ended February 28, 2007, is presented below:


                                                                Weighted-Average
                                                                      Grant-Date
    Nonvested shares                      Number of Shares            Fair Value

    Nonvested at June 1, 2006                      485,000                 $0.61
    Granted                                      3,090,000                  1.24
    Vested                                       (725,000)                  0.65
--------------------------------------------------------------------------------

    Nonvested at February 28, 2007               2,850,000                 $1.29
================================================================================

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

As a result of adopting SFAS 123R on June 1, 2006, the Company's net income for the nine-month period ended February 28, 2007 is $1,406,838 lower than if we had continued to account for share-based compensation under APB No. 25. Basic and diluted net income per share for the nine-month period ended February 28, 2007 would have been $0.08 per share lower than as reported.

During the nine-month period ended February 28, 2007, stock-based compensation amounting to $2,083,764 was recorded. During the nine-month period ended February 28, 2007, stock options for stock-based compensation were issued as follows: 50,000 stock options priced at $0.90 per share, 190,000 stock options priced at $0.90 per share and 2,850,000 stock options priced at $1.20 per share. Stock-based compensation also includes amounts relating to the repricing of 485,000 stock options on August 30, 2006, from $1.54 to $0.90 per share, which were previously granted on May 15, 2006.

For the nine-month period ended February 28, 2006, had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123, net loss and loss per share would have been as follows:

                                                             Three Months Ended       Nine Months Ended
                                                                February 28,             February 28,
                                                                   2006                     2006
                                                          ---------------------------------------------
Net income (loss) - as reported                                  $ (443,127)          $  2,637,576
  Add: Stock-based compensation expense included in
  net loss - as reported                                            248,950                490,079
  Deduct: Stock-based compensation expense
  determined under fair value method                               (292,832)              (755,711)
                                                          ---------------------------------------------
Net income (loss) - Pro-Forma                                    $ (487,009)          $  2,371,944
                                                          =============================================

Basic net income (loss) per share - as reported                $ (0.03)                  $ 0.20
Diluted net income (loss) per share - as reported              $ (0.03)                  $ 0.19

Basic net income (loss) per share - Pro-Forma                  $ (0.04)                  $ 0.17
Diluted net income (loss) per share - Pro-Forma                $ (0.03)                  $ 0.17

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


9.   COMMON STOCK (CONTINUED)

For the nine-month period ended February 28, 2006, stock-based compensation of $490,079 was recorded. The fair value of each option granted during the nine months February 28, 2006 was estimated using the Black-Scholes option pricing model assuming a dividend yield of 0.0%, expected volatility of 156%, risk free interest rate of 3.93%, and weighted average expected option terms of 1.6 years.

The weighted  average fair value of the options  granted  during the  nine-month period ended February 28, 2007 was $1.24 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 164%; risk free interest rate of 4.62%; and expected life of 4.75 years.


10.  SPECIAL WARRANTS AND FLOW-THROUGH SPECIAL WARRANTS

On February 27, 2007, the Company completed a private placement of 8,302,000 Special Warrants at $1.50 per Special Warrant, and 4,653,750 Flow-through
Special Warrants at $1.65 per Flow-through Special Warrant for total gross proceeds of $20,131,687. Net proceeds of $18,759,033 were received, after commissions and professional fees paid. Of the Flow-through Special Warrants, 4,408,750 were issued on a brokered basis, and 245,000 were issued on a non-brokered basis.

The Company has accounted for the net proceeds received as a long-term liability, as the Company must settle in cash to the warrant holders, if certain conditions are not met.

Each Special Warrant entitles the holder to acquire, for no additional consideration, one share of the Company's increasing its authorized number of shares of common stock. Each Unit consists of one share of the Company's common stock and one common share Bonus Warrant. Each Bonus Warrant entitles the holder to receive, without additional consideration, up to 0.10 shares of the Company's common stock, subject to the Company not completing certain filings on or before April 28, 2007 and not, (i) becoming a "reporting issuer" in any province or territory of Canada; (ii) having a registration statement declared effective in the United States; and (iii) having its common stock listed on the TSX Venture Exchange or Toronto Stock Exchange on or before September 25, 2007.

Each Flow-through Special Warrant entitles the holder to acquire, for no additional consideration, on shares of the Company's common stock upon the Company increasing its authorized number of share of the Company's common stock.

The Company paid $1,183,646 in cash commissions to the agents and issued non-transferable agents' warrants to purchase up to 762,645 shares of the Company's common stock at an exercise price of $1.50 per share on the later of:
(i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada, but no later than February 27, 2009. The fair value of the Agents' warrants of $1,281,244 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 138%; risk free interest rate of 4.54%; and expected life of 2 years. For the nine-month period ended February 28, 2007, $14,080 has been determined to be the fair value representing the vested portion of the Agents' warrants.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


11.      TAX EFFECTS OF OTHER COMPREHENSIVE (LOSS)/INCOME

Components of other comprehensive income (loss) are as follows:

                                                                                 For the Nine Months Ended
                                                                                     February 28, 2007
                                                                   -------------------------------------------------------
                                                                     Before-Tax          Tax (Expense)        Net-of-Tax
                                                                        Amount            Or Benefit            Amount
                                                                   -------------------------------------------------------
Available-for-sale securities:
    Decrease in unrealized gain on available for sale
    securities                                                      $ (10,344,284)       $  3,103,285        $ (7,240,999)
    Holding gain                                                                -                   -                   -
                                                                   -------------------------------------------------------
(Decrease) in unrealized gain on available-for-sale
    securities                                                        (10,344,284)          3,103,285          (7,240,999)
Foreign currency translation adjustment                                  (179,734)                  -            (179,734)
                                                                   -------------------------------------------------------
Other comprehensive (loss)                                          $ (10,524,018)       $  3,103,285        $ (7,420,733)
                                                                   =======================================================


                                                                    For the Nine
                                                                    Months Ended
                                                                    February 28,
                                                                        2006
                                                                   -------------------------------------------------------
                                                                     Before-Tax           Tax (Expense)       Net-of-Tax
                                                                        Amount             Or Benefit           Amount
                                                                      ----------------------------------------------------
Available-for-sale securities:
    Decrease in unrealized gain on available for sale
    securities                                                      $ (2,664,286)        $    799,286        $ (1,865,000)
    Holding gain                                                       5,124,286           (1,537,286)          3,587,000
                                                                   -------------------------------------------------------
Other comprehensive income                                          $   2,460,000        $   (738,000)       $  1,722,000
                                                                   =======================================================

12.  COMMITMENTS

  a) The Company entered into a "Farm-in" agreement on the Dover property (the "Dover agreement") on November 30, 2006 with Bounty Developments. Through the terms of the Dover agreement the Company has earned a 50% working interest in the Dover property, as of the date of these financial statements.

     In addition the Company can earn an additional 30% working interest (aggregate 80% undivided working interest) by drilling and evaluating a minimum of 16 evaluation wells through the McMurray formation at mutually agreed locations on the Dover leases; and completing a 2D seismic program on or before March 31, 2007 at a minimum cost of $1,500,000. As of the date of these financial statements, the Company expects to have met these commitments to earn the additional 30% working interest.

PATCH INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FEBRUARY 28, 2007
(Stated in U.S. Dollars)
(unaudited)


12.  COMMITMENTS (CONTINUED)

  b) On December 21, 2006 the Company's wholly-owned subsidiary was conveyed an interest with Bounty Developments to "Farm-in" on the Firebag Oil Sands property. The Company has earned a 25% working interest in the lands.

     The Company shall earn an additional 25% undivided working interest (an aggregate 50% working interest) in the Firebag Oil Sands Project subject to spudding 8 evaluation wells at mutually agreeable locations on the properties and the completion of a 2D seismic program on the properties at a minimum cost of $1,033,680 (CAD$1,200,000) but not to exceed $1,292,100
     (CAD$1,500,000) on or before March 31, 2007.

     Upon the Company earning its initial 50% undivided working interest in the Firebag Oil Sands Project, the Company shall earn an additional 25% individual working interest (an aggregate 75% working interest) in the Firebag Oil Sands Project, subject to the following:

     i) a payment to Bounty in the amount of $2,153,500 (CAD$2,500,000) on or before April 1, 2007 (paid); and

     ii) on or before April 1, 2008, spudding 4 evaluation wells at mutually agreeable locations on the properties and the completion of a 2D seismic program on the properties at a minimum cost of $473,770 (CAD$550,000) but not to exceed $559,910 (CAD$650,000) on or before March 31, 2008.


13.  SUBSEQUENT EVENT

On March 8, 2007, the Company completed a transaction with Great Northern Oilsands Inc. ("Great Northern"), whereby Great Northern acquired various oil sands assets and conventional oil and gas properties in Western Canada. The conventional oil and gas assets included all the conventional oil and gas interests held by Damascus. The Company received cash and share consideration of approximately $2,595,300 (CAD$3,000,000) in total, of which management estimates CAD$800,000 was attributed to the sale of the Company's conventional oil and gas assets. As at February 28, 2007, the Company had received $84,724 (CAD$100,000) from Great Northern. The share consideration is 1,000,000 Rule 144 restricted shares.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion of the financial condition and results of operations for Patch International Inc. ("we," "us," or "our") should be read in conjunction with the accompanying financial statements and related footnotes.

GENERAL

We were incorporated as Praxis Pharmaceuticals, Inc. on June 20, 1997 under the laws of the State of Nevada ("Praxis-Nevada"). Our business was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions. In June 1998, Praxis-Nevada engaged in a reverse acquisition transaction with Micronetics, Inc., a company incorporated in Utah on December 31, 1981, where the stockholders of Praxis-Nevada gained control over Micronetics. Micronetics then changed its name to Praxis Pharmaceuticals Inc. ("Pharmaceuticals"). Immediately after the reverse acquisition transaction, the stockholders of Praxis-Nevada held approximately 98% of the outstanding shares of Pharmaceuticals. Praxis-Nevada was merged into Pharmaceuticals effective June 30, 2002, thereby eliminating Praxis-Nevada as a subsidiary of Pharmaceuticals.

PHARMAXIS LTD. A wholly owned Australian subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd. (ACN 082 811 630) was formed in May 1998 as a private company. In October 1999, an equity investment was made in this subsidiary by Rothschild Bioscience Managers Limited (now known as GBS Venture Partners Ltd), which reduced Pharmaceuticals' equity ownership to 35%. The funds raised were used for the development of autoimmune disease research licensed from Anutech Pty Ltd, the development arm of the Australian National University. Praxis-Australia changed its name to "Pharmaxis Ltd" in June 2002. An additional equity investment was made in Pharmaxis in August 2002, which reduced Pharmaceuticals' equity ownership to 19.6%. Pharmaceuticals' equity ownership was further reduced to 10.4% upon completion of an initial public offering by Pharmaxis in November 2003. Pharmaxis is listed on the Australian Stock Exchange under the symbol "PXS". Pharmaxis is a specialist pharmaceutical company committed to the research, development and commercialization of human therapeutic products for chronic respiratory and autoimmune diseases and the development of an improved lung function test. We have sold all of our shares in Pharmaxis to fund our business and the purchase of oil sands properties in Alberta, Canada, described below.

PATCH ENERGY INC. We did not generate any revenues from product sales, royalties or license fees in our pharmaceutical business. Due to our inability of to obtain funding and/or partners to pursue our pharmaceutical projects, we decided to seek other business opportunities. On October 20, 2003, we entered into an Arrangement Agreement to acquire Patch Energy Inc., which at the time was a privately-held company existing under the CANADA BUSINESS CORPORATIONS ACT ("Energy"). Energy's principal business was the exploration, development and production of oil and natural gas reserves through participation in farmout arrangements. Energy's main focus had been on its assets located in the Kerrobert area in the Province of Saskatchewan, Canada.

As of March 15, 2004, we consummated the Arrangement Agreement with Energy under which we acquired Energy in a stock-for-stock transaction. As a result of the acquisition, Energy became our wholly owned subsidiary. On June 15, 2004, we changed our domicile to Nevada and changed our name to Patch International Inc. The acquisition has been treated for accounting purposes as an acquisition by Energy of our net assets and liabilities. Because Energy has been deemed to be the purchaser for accounting purposes, the consolidated financial statements are presented as a continuation of Energy and include the results of operations of Energy since incorporation on February 11, 2002, and the results of operations of International since the date of acquisition on March 15, 2004.

PATCH OILSANDS LTD. On February 3, 2006, Energy formed a wholly-owned subsidiary, Patch Oilsands Ltd. ("Oilsands") in the Province of British Columbia. On February 27, 2006, Oilsands formed a Canadian limited partnership, Patch Oilsands Limited Partnership (the "Partnership"), of which Energy owned a 75% interest and Oilsands was the general partner. The minority limited partners of the Partnership were Habanero Resources Inc. ("Habanero"), owning 20.833%, and Micron Enviro Systems ("Micron"), owning a 4.1667% interest. The purpose of the Partnership was to pursue the acquisition, exploration and development of land or other property interests primarily in the Alberta Oil Sands area of Canada.

DAMASCUS ENERGY INC. On December 15, 2006, we entered into a Share Exchange Agreement with Damascus Energy Inc., a private Alberta corporation and related party ("Damascus"), the stockholders of Damascus, and Energy, providing for the acquisition of Damascus. Damascus was a related party because Michael S. Vandale, our current President, Chief Executive Officer and Director, was the president of Damascus and was a director of Energy. Energy acquired all of the issued and outstanding common shares of Damascus in consideration for one share of our Class A Preferred Voting Stock and 9,426,489 shares of Series A Preferred Stock of Energy (the "Exchangeable Shares"). The share of Class A Preferred Voting Stock entitles its holder to 9,426,489 votes on any matter to be voted upon by the holders of our common stock. The Exchangeable Shares are exchangeable without further consideration for 9,426,489 shares of our common stock. As a result of the share exchange, Energy acquired Damascus as a wholly-owned subsidiary.

By acquiring Damascus, we received the right to earn up to an 80% working interest in the Dover Oil Sands Project, located in the Fort McMurray area of central Alberta, Canada under a farmout agreement between Damascus and Bounty Developments Ltd. ("Bounty"). The Dover Oil Sands Project consists of 32 contiguous square miles of land approximately 40 miles northwest of Fort McMurray, representing 20,840 acres. We earned an initial 30% undivided working interest in the Dover Oil Sands Project in exchange for payment of CAD$7,581,500 to Bounty, reimbursement to Bounty for all expenditures made to date on the project, and issuance of 4,341,489 shares of our common stock to Bounty. Under the agreement, to earn an additional 50% in the project, we were required to spud 16 evaluation wells and complete of a 2D seismic program on or before March 31, 2007. As of April 17, 2007, we satisfied all the conditions required under the farmout agreement, earning an 80% working interest in the Dover Oil Sands Project.

1289307 ALBERTA LTD. On January 16, 2007, we entered into a Share Exchange Agreement with 1289307 Alberta Ltd. ("Holdco"), a private corporation incorporated under the laws of Alberta, the stockholders of Holdco, and Energy, providing for the acquisition of Holdco. Energy acquired all of the issued and outstanding common shares of Holdco in consideration for one share of our Class B Preferred Voting Stock and 500,000 Exchangeable Shares. The share of Class B Preferred Voting Stock entitles its holder to 500,000 votes on any matter to be voted upon by the holders of our common stock. The Exchangeable Shares are exchangeable without further consideration for 500,000 shares of our common stock. As a result of the share exchange, Energy acquired Holdco as a wholly-owned subsidiary.

By acquiring Holdco, we received the right to earn up to a 75% working interest in 18 square miles of land located in Townships 91-92, Range 2 W4M (the "Firebag Oil Sands Project"), in the Fort McMurray area of central Alberta, Canada, pursuant to a farmout agreement with Bounty. We earned an initial 25% working interest in the Firebag Oil Sands Project by making payments to Bounty in the amount $4,393,140 (CAD$5,100,000). Under the agreement we had the right to earn an additional 50% working interest by (i) spudding 8 evaluation wells and completing a 2D seismic program on the property on or before March 31, 2007,
(ii) paying Bounty $2,153,500 (CAD$2,500,000) on or before April 1, 2007, (ii) spudding 4 additional evaluation wells on or before April 1, 2008, and (iv) and completing another 2D seismic program on the property on or before March 31, 2008. As of the filing of this report, we were able to spud 3 evaluation wells before March 31, 2007 and we paid bounty the $2,153,500 (CAD$2,500,000). We negotiated a compromise with Bounty and the remaining requirements to earn the additional 50% working interest have been waived. In exchange for a waiver of the remaining requirements under the farmout agreement, we agreed that Bounty's 25% working interest in the Firebag Oil Sands Project will be a carried interest until we have spent an additional $1,500,000 on exploration (drilling and seismic evaluation) expenses. As of April 16, 2007, we have earned the full 75% working interest in the Firebag Oil Sands Project.

In addition to assets acquired, we assumed Holdco's $1,000,000 Promissory Note payable to 1286664 Alberta Ltd., a related party. As of the date of this report, we have paid off the Promissory Note in full.

SALE OF PROPERTIES TO GREAT NORTHERN. On March 8, 2007, we, through Energy, executed an Asset Purchase Agreement (the "Agreement") with Great Northern Oilsands Inc. ("Great Northern"), whereby Energy sold its entire inventory of conventional oil and gas assets together with all its interest in Oilsands and the Partnership (together, the "Assets"). A description of the material terms of the agreement is included in Item 2.01 below. The Agreement excluded certain assets owned by Energy and assets held by Energy's other subsidiaries.

On March 8, 2007, prior to the execution of the Agreement, Oilsands, as general partner for the Partnership, executed an Assignment of Lease (the "Assignment") in favor of Energy. Under the Assignment, the Partnership distributed three Crown oil sands leases in the Muskwa area of Alberta, comprising four sections (1,024 hectares) under a 15-year lease with annual rental payable to the Alberta Crown of CAD$3.50 per hectare and Crown royalties on production, to the Partnership's members in proportion to their partnership interests. As a result of the pro-rata distribution, Energy received a 75% interest in the Muskwa property.

In connection with the Assignment, Energy entered into two Declarations of Trust with Habanero and Micron under which Energy holds the 20.833% and 4.167% interests in the Muskwa property held by Habanero and Micron, respectively, in trust for them. Energy will continue to develop the Muskwa properties according to the plans for development that existed when the properties were held by the Partnership.

Great Northern paid CAD$100,000 as a non-refundable deposit, 1,000,000 restricted shares of Great Northern common stock, and CAD$800,000 on the closing date. The sales price will be adjusted by June 30, 2007 for the following: (i) all revenues and expenses accrued prior to March 8, 2007 will inure to and be borne by Energy; (ii) all revenues and expenses accrued after March 8, 2007 will inure to and be borne by Great Northern; and (iii) all mineral taxes, surface and mineral lease rental payments, or similar payments made by Energy will be apportioned, according to their respective holding periods, between Energy and Great Northern as of March 8, 2007.

The Agreement provides for the sale of all of Energy's interest in Oilsands and the Partnership, as well as the petroleum and natural gas rights owned by Energy, the interests of Energy directly related to such petroleum and natural gas rights in all other tangible property and assets used in connection with the petroleum and natural gas rights, and other miscellaneous interests associated with the petroleum and natural gas rights.

         The properties sold consisted of all of Energy's holdings in the following areas:

   o     Kerrobert Area, Saskatchewan, Canada;
   o     Browning, Saskatchewan, Canada;
   o     Bear Canyon Project, Alberta, Canada;
   o     McLeod Project, Alberta, Canada;
   o     Lloydminster, Alberta, Canada;
   o     Elnora, Alberta, Canada;
   o     Atlee-Buffalo, Alberta, Canada;
   o     Halkirk, Alberta, Canada;
   o     Peace River Area, Alberta, Canada;
   o     Athabasca Oilsands, Alberta, Canada;
   o     Red Deer, Alberta, Canada;
   o     Rich / Rumsey, Alberta, Canada; and
   o     Manahuilla Creek Project, Goliad County, Texas.

Energy retained the following: (i) all petroleum substances produced by the Assets prior to the sale; (ii) all accounts receivables accruing or attributable to the activity of the Assets prior the sale; (iii) all assets held by Energy's wholly owned subsidiaries, including the Dover Oil Sands Project and the Firebag Oil Sands Project; and (iv) the Muskwa property distributed to Energy, Habanero, and Micron prior to the closing of the Agreement.

ACCOUNTING POLICIES

We follow the successful efforts method of accounting for our oil and gas producing activities. Under this method, all costs associated with productive exploratory wells and productive or non-productive development wells are capitalized while the costs of non-productive exploratory wells are expensed. If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations. Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred. Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance. Capitalized costs of producing oil and gas properties and related support equipment, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

Prior to June 1, 2006, we account for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion ("APB") No. 25, "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES," using the intrinsic value method of accounting. Effective June 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R "SHARE BASED PAYMENTS," using the modified prospective transition method. Under that transition method, compensation cost is recognized for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all share-based payments granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

RESULTS OF OPERATIONS

THREE MONTHS ENDED FEBRUARY 28, 2007. We generated $34,710 in oil and gas revenues for the three months ended February 28, 2007 ("2007"), a decrease of $23,635 or 41% from the comparable three months ended February 28, 2006 ("2006"). Oil and gas production, royalties and other expenses decreased $106,035 or 89% to $12,628 in 2007 from $118,663 in 2006. The decrease in revenue and expenses was due to a decrease in production offset in part by an increase in price. As a result, net oil and gas operations produced a small profit of $22,082 in 2007 versus a loss of $60,318 in 2006, an increase of $82,400.

Expenses, other than oil and gas production expenses, were $4,060,155 for 2007, as compared to $711,516 for 2006, an increase of $3,348,639 or 471%. General and administrative expense increased $2,105,212 or 321% to $2,761,088 in 2007 as compared to $655,876 in 2006 primarily due to incurring $1,803,033 of stock-based compensation and other fees associated with the acquisitions of the Dover Oil Sands Project and Firebag Oil Sands Project. Dry hole costs were $1,291,483 in 2007 and $nil in 2006. These costs relate to geological and geophysical costs associated with our exploration of the Dover Oil Sands Project. The increase in expenses overall reflect the increased level of acquisition activity as well as operations relating to the disposition of our share position in Pharmaxis Ltd.

As a result of the increase in expenses in 2007 versus 2006, we incurred an operating loss of $4,038,073 as compared to $771,834 in 2006, an increase in operating loss of $3,266,239 or 423%.

We realized a gain before applicable taxes of $6,074,719 from the sale of our available for sale Pharmaxis shares in 2007 as compared to $275,129 in 2006. We paid interest and other expenses of $38,075 in 2007 as compared to earning interest and other income of $63,821 in 2006. We recorded $3,884 of non-controlling interest in net gain in 2007 compared to $nil in 2006. As a result, we had income before taxes of $2,002,455 in 2007 as compared to a loss of $432,884 in 2006, an increase in income before taxes of $2,435,339.

Provision for income taxes was $589,526 for 2007 as compared to $10,243 in 2006.

Net income for 2007 is $1,412,929 as compared to net loss of $443,127 in 2006, an increase in net income of $1,856,056.

Other comprehensive loss comprised a decrease in unrealized gain on available for sale Pharmaxis securities of $4,711,999 in 2007, as compared to a $314,000 increase in 2006, and a foreign currency translation adjustment loss of $119,035 in 2007, as compared to $nil in 2006. The decrease in unrealized gain on available for sale Pharmaxis securities in 2007 is due to the reclassification of available for sale Pharmaxis securities holding gain of $2,617,231 to realized gain in 2007, as compared to $186,000 in 2006, and the holding loss on available for sale Pharmaxis securities of $2,094,768 in 2007 as compared to a holding gain of $500,000 in 2006.

Comprehensive loss is $3,418,105 in 2007 as compared to a comprehensive loss of $129,127 in 2006, an increase in comprehensive loss of $3,288,789.

NINE MONTHS ENDED FEBRUARY 28, 2007. We generated $100,319 in oil and gas revenues for the nine months ended February 28, 2007 ("2007"), a decrease of $42,108 or 30% from the comparable nine months ended February 28, 2006 ("2006"). Oil and gas production, royalties and other expenses decreased $114,620 or 73% to $41,461 in 2007 from $156,081 in 2006. The decrease in revenues and expenses was due to a decrease in production offset in part by an increase in price. As a result, net oil and gas operations produced a profit of $58,858 in 2007 versus a loss of $13,654 in 2006, an increase of $72,512.

Expenses, other than oil and gas production expenses, were $5,727,435 for 2007, as compared to $1,531,098 for 2006, an increase of $4,196,337 or 274%. General and administrative expense increased $2,946,996 or 205% to $4,387,829 in 2007 as compared to $1,440,833 in 2006 primarily due to incurring $2,384,676 of stock-based compensation and other fees associated with the acquisitions of the Dover Oil Sands Project and Firebag Oil Sands Project. Dry hole costs were $1,291,483 in 2007 and $nil in 2006. These costs relate to geological and geophysical costs associated with our exploration of the Dover Oil Sands Project. The increase in expenses overall reflect the increased level of acquisition activity as well as operations relating to the disposition of our share position in Pharmaxis Ltd.

As a result of the increase in expenses in 2007 versus 2006, we incurred an operating loss of $5,668,577 as compared to $1,544,752 in 2006, an increase in operating loss of $4,123,825 or 267%.

We realized a gain before applicable taxes of $13,684,318 from the sale of our available for sale Pharmaxis shares in 2007 as compared to $6,228,130 in 2006. We earned interest income of $112,671 in 2007 as compared to $64,441 in 2006. We recorded $23,649 of non-controlling interest in net gain in 2007 compared to $nil in 2006. As a result, we had income before taxes of $8,152,061 in 2007 as compared to income of $4,474,819 in 2006, an increase in income before taxes of $3,404,242.

Provision for income taxes is $2,868,027 for 2007 as compared to $2,110,243 in 2006.

Net income for 2007 is $5,284,034 as compared to net income of $2,637,576 in 2006, an increase in net income of $2,646,458.

Other comprehensive loss comprised a decrease in unrealized gain on available for sale Pharmaxis securities of $7,240,999 in 2007, as compared to an increase in unrealized gain of $1,722,000 in 2006, and a foreign currency translation adjustment loss of $179,734 in 2007, as compared to $nil in 2006. The decrease in unrealized gain on available for sale Pharmaxis securities in 2007 is due to the reclassification of available for sale Pharmaxis securities holding gain of $7,240,999 to realized gain in 2007, as compared to $1,865,000 in 2006, and the holding gain on available for sale Pharmaxis securities of $nil in 2007 as compared to $3,587,000 in 2006.

Comprehensive loss was $2,136,699 in 2007 as compared to comprehensive income of $4,359,576 in 2006, a decrease of $6,496,275.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended February 28, 2007 ("2007"), we used cash of $11,871,715 for our operating activities as compared to $1,493,442 used during the comparable nine months ended February 28, 2006 ("2006"). Investing activities used cash of $293,794 in 2007 as compared to $5,505,304 provided by investing activities in 2006. We expended $14,167,400 on our oil and gas interests in 2007 as compared to $722,826 in 2006. We realized gross proceeds on the sale of available-for-sale Pharmaxis securities of $13,684,319 in 2007 as compared to $6,228,130 in 2006.

Financing activities provided $22,391,713 from the sale of special warrants and common stock, net of expenses, in 2007 as compared to $499,750 in 2006. We used $6,309 to acquire shares of our common stock under our stock repurchase plan in 2007 compared to $90,559 in 2006.

At February 28, 2007, we had working capital of $9,525,908 as compared to $2,089,735 as at May 31, 2006. We no longer own any available-for-sale securities, having sold the remainder of our Pharmaxis shares.

We believe we will have sufficient working capital to fund our 2007 planned program of capital expenditures and operations, and to pay our corporate obligations as they arise over the next 12 months.

PLAN OF OPERATION

In December 2006, we completed the acquisition of Damascus, a related party, whose main asset is a farmout agreement with Bounty pertaining to the Dover Oil Sands Project in the Fort McMurray area of central Alberta, Canada. Under the terms of the farmout agreement, Damascus has the right to earn an 80% working interest in the Dover Oil Sands Project, which consists of 32 square miles of 100% owned lands, representing 20,480 acres. As of the date of this report, Damascus has earned an 80% working interest in the Dover Oil Sands Project in exchange for payment of $13,057,250 (CAD$15,193,000) to Bounty, the issuance to Bounty of 4,341,489 of Energy's Exchangeable Shares that will be exchanged for an equivalent number of our common stock without further consideration, and by spudding mutually agreeable evaluation wells and completing a 2D seismic program.

On January 16, 2007, we completed the acquisition of Holdco and the assumption of a $1,000,000 promissory note payable to 1286664 Alberta Ltd., an Alberta company wholly owned by Michael Vandale. Pursuant to the acquisition, we acquired a farmout agreement with Bounty pertaining to the Firebag Oil Sands Project in the Fort McMurray area of central Alberta, Canada. As of the filing of this report, we have earned a 75% working interest in the Firebag Oil Sands Project by making payments to Bounty in the amount of $6,546,640 (CAD$7,600,000), spudding 3 evaluation wells, and agreeing to carry Bounty's 25% working interest in the Firebag Oil Sands Project until we have spent an additional $1,500,000 on exploration (drilling and seismic evaluation) expenses.

We intend to develop our Dover and Firebag Oil Sands Projects by drilling well pairs and extracting bitumen from the oil sands using the Steam Assisted Gravity Drainage ("SAGD") technique. This technique consists of injecting steam into the upper well to melt the bitumen. The bitumen then flows to the lower well with the help of gravity where it is pumped to the surface. We also intend to participate in future oil sands land sales and/or acquire oil sands leases/participation from third parties.

On March 8, 2007, we sold our entire inventory of conventional oil and gas assets together with all our interest in Oilsands and the Partnership to Great Northern. We retained a 75% interest in the three

Muskwa Leases. We will establish a future work program for the Muskwa Leases based on the engineering report we will obtain.

In light of the aggressive operations program for 2007, we have raised money through the sale of securities to successfully complete all planned operations. In December 2006, we completed a private placement of 3,240,000 common shares, issued on a flow-through basis at a subscription price of CAD$1.00 per share for gross proceeds of $2,798,400. The proceeds were used to fund development of the Dover Oil Sands Project and Firebag Oil Sands Project.

In February 2007, we completed a private placement of Special Warrants at $1.50 per Special Warrant and Flow-Through Special Warrants at $1.65 per Flow-Through Special Warrant. We issued 8,302,000 Special Warrants and 4,408,750 Flow-Through Special Warrants on a brokered basis, and 245,000 Flow-Through Special Warrants on a non-brokered basis for gross proceeds of $20,131,687. We have used the proceeds to fund development of the Dover Oil Sands Project, Firebag Oil Sands Project, and the Muskwa Leases and intend to continue to develop those properties with the remaining funds.

In light of our successful financing efforts, management believes we have sufficient capital to fund our plan of operations for the 2007 fiscal year. However, there can be no assurance that the current capitalization will be sufficient to successfully complete all planned operations. Management has not yet formulated its plans to deal with a potential shortfall in our current capital.

FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended May 31, 2006, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about our company, constitute "forward-looking statements." Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) required accounting changes; and (5) other factors over which we have little or no control.

ITEM 3.  CONTROLS AND PROCEDURES

Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures as of the end of the period covered by this report. In their opinions, our disclosure controls and procedures contain weaknesses. Since our last quarterly report, we have changed the location of our central offices, hired all new accounting personnel, and fundamentally changed our operations to the exploration and extraction of oil from oil sands. These changes that occurred during our last fiscal quarter materially affected our ability to timely file this quarterly report. However, management has evaluated the disclosure in this report and has determined that our disclosure controls and procedures were effective with respect to the qualitative and quantitative information presented herein. Furthermore, in the opinions of the principal executive officer and principal financial officer, the identified weakness in the timeliness of financial reporting will be remedied before the end of the current fiscal year due to the recent hire of a full time accounting staff.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not Applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In December 2006, we completed a private placement of 3,240,000 common shares, issued on a flow-through basis at a subscription price of CAD$1.00 per share for gross proceeds of $2,798,400. We paid a finder's fee of 7% or $193,932 (CAD$224,350), of which $114,428 (CAD132,300) was paid to Michael Vandale, our President and CEO. The shares were issued pursuant to Regulation S under the Securities Act of 1933.

In December 2006, we issued 1,210,000 shares of common stock pursuant to the exercise of stock options for gross proceeds of $908,000. Furthermore, we issued 2,850,000 options to purchase common stock at $1.20 per share to certain of our officers and directors with a grant date fair value of $3,676,500. The shares and options were issued pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder.

In February 2007, we completed a private placement of Special Warrants at $1.50 per Special Warrant and Flow-Through Special Warrants at $1.65 per Flow-Through Special Warrant. We issued 8,302,000 Special Warrants and 4,408,750 Flow-Through Special Warrants on a brokered basis, and 245,000 Flow-Through Special Warrants on a non-brokered basis for gross proceeds of $20,131,687. We paid $1,183,646 in cash commissions and issued 762,645 warrants to purchase common stock at $1.50 per share to the agents that facilitated the offering. The Special Warrants, Flow-Through Special Warrants and Agent's Warrants were issued pursuant to
Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder or Regulation S, as certain sales were made in "offshore transactions."

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable.

ITEM 5.  OTHER INFORMATION

Not Applicable.

ITEM 6.  EXHIBITS

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                        EXHIBIT
--------------------------------------------------------------------------------
    2.1 Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (1)
--------------------------------------------------------------------------------
    2.2 Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation
              (2)
--------------------------------------------------------------------------------
    2.3 Share Exchange Agreement among the shareholders of Damascus Energy Inc., Patch Energy Inc., Patch International Inc., and Damascus Energy Inc. dated December 15, 2006 (3)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                        EXHIBIT
--------------------------------------------------------------------------------
    2.4 Share Exchange Agreement among the shareholders of 1289307 Alberta Ltd., Patch Energy Inc., Patch International Inc., and 1289307 Alberta Ltd. dated January 16, 2007 (4)
--------------------------------------------------------------------------------
    3.1       Articles of Incorporation, as amended (5)
--------------------------------------------------------------------------------
    3.2       Bylaws (5)
--------------------------------------------------------------------------------
    3.3       Certificate of Change Pursuant to NRS 78.209 (6)
--------------------------------------------------------------------------------
    3.4       Certificate of Change Pursuant to NRS 78.209 (7)
--------------------------------------------------------------------------------
    4.1       Certificate of Designation of Class A Preferred Voting Stock (3)
--------------------------------------------------------------------------------
    4.2       Certificate of Designation of Class B Preferred Voting Stock (4)
--------------------------------------------------------------------------------
    4.3       Form of Non-Flow-Through Special Warrant Certificate (8)
--------------------------------------------------------------------------------
    4.4       Form of Flow-Through Special Warrant Certificate (8)
--------------------------------------------------------------------------------
    4.5       Form of Bonus Warrant Certificate (8)
--------------------------------------------------------------------------------
    4.6       Form of Agent Warrant Certificate (8)
--------------------------------------------------------------------------------
   10.1 Letter agreement dated February 18, 2004 regarding Termination Agreement with Fairchild International Corporation (9)
--------------------------------------------------------------------------------
   10.2       2005 Stock Option Plan (10)
--------------------------------------------------------------------------------
   10.3 Assumption and Cancellation of Debt agreements with Fairchild International Corporation dated April 15, 2005 (5)
--------------------------------------------------------------------------------
   10.4       Management services agreement with David Stadnyk dated May 1, 2005
              (5)
--------------------------------------------------------------------------------
   10.5       Change of Control Agreement with David Stadnyk dated May 1, 2005
              (5)
--------------------------------------------------------------------------------
   10.6       2006 Stock Option Plan (11)
--------------------------------------------------------------------------------
   10.7 Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of Damascus Energy Inc. dated December 15, 2006 (3)
--------------------------------------------------------------------------------
   10.8 Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated December 15, 2006 (3)
--------------------------------------------------------------------------------
   10.9 Farmout Agreement Between Damascus Energy Inc. and Bounty Developments Ltd. dated November 30, 2006
--------------------------------------------------------------------------------
   10.10 Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of 1289307 Alberta Ltd. dated January 16, 2007 (4)
--------------------------------------------------------------------------------
   10.11 Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated January 16, 2007 (4)
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REGULATION
S-B NUMBER                        EXHIBIT
--------------------------------------------------------------------------------
   10.12      Farmout Agreement dated December 12, 2006 (4)
--------------------------------------------------------------------------------
   10.13 Conveyance Agreement among 1289307 Alberta Ltd and 1286664 Alberta Ltd. dated December 21, 2006 (4)
--------------------------------------------------------------------------------
   10.14 Demand Promissory Note issued by 1289307 Alberta Ltd to 1286664 Alberta Ltd. dated December 21, 2006 (4)
--------------------------------------------------------------------------------
   10.15 Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated January 22, 2007 (4)
--------------------------------------------------------------------------------
   10.16 Agency Agreement among Patch International Inc., Canaccord Capital Corporation and Wellington West Capital Markets Inc. dated February 27, 2007 (8)
--------------------------------------------------------------------------------
   10.17 Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated February 20, 2007
--------------------------------------------------------------------------------
   10.18 Amending Agreement between Bounty Developments Ltd. and 1286664 Alberta Ltd., dated April 16, 2007
--------------------------------------------------------------------------------
   10.19 Confirmation of Earning between Damascus Energy Inc. and Bounty Developments Ltd. dated April 16, 2007
--------------------------------------------------------------------------------
   31.1       Rule 13a-14(a) Certification of Principal Executive Officer
--------------------------------------------------------------------------------
   31.2       Rule 13a-14(a) Certification of Principal Financial Officer
--------------------------------------------------------------------------------
   32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
   32.2 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
--------------------------------------------------------------------------------
--------------------------

(1) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 15, 2004, filed March 19, 2004.
(2) Incorporated by reference to the exhibit filed with the registrant's current report on Form 8-K dated June 15, 2004, filed June 15, 2004.
(3) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated December 15, 2006, filed December 26, 2006.
(4) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated January 16, 2007, filed February 6, 2007.
(5) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2005, filed September 14, 2005.

(6) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated July 8, 2005, filed July 19, 2005.
(7) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated March 14, 2006, filed March 14, 2006.
(8) Incorporated by reference to the exhibits filed with the registrant's current report on Form 8-K dated February 27, 2007, filed March 1, 2007.
(9) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2004, filed October 18, 2004.
(10) Incorporated by reference to the exhibits filed with the registrant's registration statement on Form S-8, file number 333-128627, filed September 27, 2005.
(11) Incorporated by reference to the exhibits filed with the registrant's annual report on Form 10-KSB for the fiscal year ended May 31, 2006, filed August 24, 2006.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PATCH INTERNATIONAL INC.
                                     (REGISTRANT)

Date:  April 27, 2007                By:  /s/ MICHAEL S. VANDALE
                                        ----------------------------------------
                                        Michael S. Vandale, President and Chief
                                        Executive Officer

Date:  April 27, 2007                By:  /s/ THOMAS K. ROUSE
                                        ----------------------------------------
                                        Thomas K. Rouse, Chief Financial Officer