Form 10KSB
period 2007-05-31
PATCH INTERNATIONAL INC/CN
filed 2007-09-24
CIK 1064481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2007

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 0-28627

Patch International Inc.
(Name of small business issuer in its charter)

Nevada	87-0393257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 300, 441 – 5th Avenue, Calgary, Alberta, Canada	T2P 2V1
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (403) 441-4390

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value
(Title of class)
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Indicate by check mark whether the registrant is a shell company.  Yes  ☐  No  ☒

State issuer’s revenues for its most recent fiscal year:  $15,581 (excludes revenue of $99,722 from discontinued operations)

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:  $27,504,902 as of August 17, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  20,239,774 shares of common stock as of August 17, 2007

Transitional Small Business Disclosure Format:  Yes  ☐  No  ☒

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	our ability to generate sufficient capital to complete planned acquisitions;
•	the lack of liquidity of our common stock;
•	the availability of capital;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis or Plan of Operation,” “Business” and elsewhere in this prospectus.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements.  We assume no duty to update or revise our forward-looking statements based on changes in internal estimates or expectations or otherwise.

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

Farm-in or farm-out.  An agreement where under the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage.  Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage.  The assignor usually retains a royalty or reversionary interest in the lease.  The interest received by an assignee is a “farm-in” while the interest transferred by the assignor is a “farm-out.”

Fracturing or “frac”.  A method of breaking down a formation by pumping fluid at very high pressures.  The objective is to increase production rates from a reservoir.

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

PATCH INTERNATIONAL INC.

FORM 10-KSB
FOR THE FISCAL YEAR ENDED
MAY 31, 2007

PART I.

ITEM 1.      DESCRIPTION OF BUSINESS.

History and Overview

Unless the context otherwise requires, the terms “we,” “our,” “us” and the “Company” refers to Patch International Inc. and its subsidiaries.

We were incorporated as Praxis Pharmaceuticals, Inc. on June 20, 1997 under the laws of the State of Nevada (“Praxis-Nevada”).  Our business was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions.  In June 1998, Praxis-Nevada engaged in a reverse acquisition transaction with Micronetics, Inc., a company incorporated in Utah on December 31, 1981, where the stockholders of Praxis-Nevada gained control over Micronetics.  Micronetics then changed its name to Praxis Pharmaceuticals Inc. (“Pharmaceuticals”).  Immediately after the reverse acquisition transaction, the stockholders of Praxis-Nevada held approximately 98% of the outstanding shares of Pharmaceuticals.  Praxis-Nevada was merged into Pharmaceuticals effective June 30, 2002, thereby eliminating Praxis-Nevada as a subsidiary of Pharmaceuticals.

Pharmaxis Ltd.  A wholly owned Australian subsidiary, Praxis Pharmaceuticals Australia Pty. Ltd. (ACN 082 811 630) was formed in May 1998 as a private company.  In October 1999, an equity investment was made in this subsidiary by Rothschild Bioscience Managers Limited (now known as GBS Venture Partners Ltd), which reduced Pharmaceuticals’ equity ownership to 35%.  The funds raised were used for the development of autoimmune disease research licensed from Anutech Pty Ltd, the development arm of the Australian National University.  Praxis-Australia changed its name to “Pharmaxis Ltd” in June 2002.  An additional equity investment was made in Pharmaxis in August 2002, which reduced Pharmaceuticals’ equity ownership to 19.6%.  Pharmaceuticals’ equity ownership was further reduced to 10.4% upon completion of an initial public offering by Pharmaxis in November 2003.  Pharmaxis is listed on the Australian Stock Exchange under the symbol “PXS.”  Pharmaxis is a specialist pharmaceutical company committed to the research, development and commercialization of human therapeutic products for chronic respiratory and autoimmune diseases and the development of an improved lung function test.  We have sold all of our shares in Pharmaxis to fund our business and the purchase of oil sands properties in Alberta, Canada, described below.

Patch Energy Inc.  We did not generate any revenues from product sales, royalties or license fees in our pharmaceutical business.  Due to our inability of to obtain funding and/or partners to pursue our pharmaceutical projects, we decided to seek other business opportunities.  On October 20, 2003, we entered into an arrangement agreement to acquire Patch Energy Inc., which at the time was a privately-held company existing under the Canada Business Corporations Act (“Energy”).  Energy’s principal business was the exploration, development and production of oil and natural gas reserves through participation in farmout arrangements.  Energy’s main focus had been on its assets located in the Kerrobert area in the Province of Saskatchewan, Canada.

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

Patch Oilsands Ltd.  On February 3, 2006, we, through Energy, formed a wholly owned subsidiary, Patch Oilsands Ltd. (“Oilsands”) in the Province of British Columbia.  On February 27, 2006, we formed a Canadian limited partnership, Patch Oilsands Limited Partnership (the “Partnership”), of which we owned a 75% interest and Oilsands was the general partner.  The minority limited partners of the Partnership were Habanero Resources Inc. (“Habanero”), owning 20.833%, and Micron Enviro Systems (“Micron”), owning a 4.1667% interest.  The purpose of the Partnership was to pursue the acquisition, exploration and development of land or other property interests primarily in the Alberta Oil Sands area of Canada.  On March 8, 2007, we sold our interest in Oilsands and the Partnership to Great Northern Oilsands Inc.  For more discussion of the sale, see Sale of Properties to Great Northern below.

Damascus Energy Inc.  On December 15, 2006, we entered into a share exchange agreement with Damascus Energy Inc., a private Alberta corporation and related party (“Damascus”), the stockholders of Damascus, and Energy, providing for the acquisition of Damascus.  Damascus was a related party because Michael S. Vandale, our then President, Chief Executive Officer and a director, was the president of Damascus and was a director of Energy.  We acquired all of the issued and outstanding common shares of Damascus in consideration for one share of our Class A Preferred Voting Stock and 9,426,489 shares of Series A Preferred Stock of Energy (the “Exchangeable Shares”).  The share of Class A Preferred Voting Stock entitles its holder to vote that number of shares of our common stock into which the Exchangeable Shares issued in conjunction with the preferred share and at that time outstanding are then exchangeable on any matter to be voted upon by the holders of our common stock.  The Exchangeable Shares are exchangeable without further consideration for 9,426,489 shares of our common stock.  As a result of the share exchange, we acquired Damascus as a wholly owned subsidiary.

By acquiring Damascus, we received the right to earn up to an 80% working interest in land located in the Fort McMurray area of central Alberta, Canada (the “Dover Oil Sands Project”) under a farmout agreement between Damascus and Bounty Developments Ltd. (“Bounty”).  The Dover Oil Sands Project consists of 32 contiguous square miles of land approximately 40 miles northwest of Fort McMurray, representing 20,840 acres.  We earned an initial 30% undivided working interest in the Dover Oil Sands Project in exchange for payment of $6,479,915 (CAD$7,581,500) to Bounty, reimbursement to Bounty for all expenditures made to date on the project totalling $522,650 (CAD $611,500), and issuance of 4,341,489 Exchangeable Shares to Bounty.  All of the shares were issued to Bounty.

Under the agreement, to earn an additional 50% in the project, we were required to spud 16 evaluation wells and complete of a 2D seismic program on or before March 31, 2007.  As of April 16, 2007, we satisfied all the conditions required under the farmout agreement, earning an 80% working interest in the Dover Oil Sands Project.

1289307 Alberta Ltd.  On January 16, 2007, we entered into a share exchange agreement with 1289307 Alberta Ltd. (“1289307”), a private corporation incorporated under the laws of Alberta, the stockholders of 1289307, and Energy, providing for the acquisition of 1289307.  We acquired all of the issued and outstanding common shares of 1289307 in consideration for one share of our Class B Preferred Voting Stock and 500,000 Exchangeable Shares.  The share of Class B Preferred Voting Stock entitles its holder to vote that number of shares of our common stock into which the Exchangeable Shares issued in conjunction with the preferred share and at that time outstanding are then exchangeable on any matter to be voted upon by the holders of our common stock.  The Exchangeable Shares are exchangeable without further consideration for 500,000 shares of our common stock.  We also assumed 1289307’s $1,000,000 promissory note payable to 1286664 Alberta Ltd., a related party.  In addition, under the terms of the Firebag Oil Sands agreement, 1289307 assumed an obligation of $4,393,140 (CAD$5,100,000).  Since 1289307 had an obligation for this payment prior to our acquisition, the costs have been recorded as part of the initial purchase price of 1289307.  As a result of the share exchange, we acquired 1289307 as a wholly owned subsidiary.

By acquiring 1289307, we received the right to earn up to a 75% working interest in 18 square miles of land, representing 11,520 acres, located in Townships 91-92, Range 2 W4M (the “Firebag Oil Sands Project”), in the Fort McMurray area of central Alberta, Canada, pursuant to a farmout agreement with Bounty.  We earned an initial 25% working interest in the Firebag Oil Sands Project by making payments to Bounty in the amount $4,393,140 (CAD$5,100,000).  Under the agreement we had the right to earn an additional 50% working interest by (i) spudding 8 evaluation wells and completing a 2D seismic program on the property on or before March 31, 2007, (ii) paying Bounty $2,153,500 (CAD$2,500,000) on or before April 1, 2007, (ii) spudding 4 additional evaluation wells on or before April 1, 2008, and (iv) and completing another 2D seismic program on the property on or before March 31, 2008.  We were able to spud 3 evaluation wells before March 31, 2007 and we paid Bounty the $2,153,500 (CAD$2,500,000).  We negotiated a compromise with Bounty and the remaining requirements to earn the additional 50% working interest were waived.  In exchange for the waiver of the remaining requirements under the farmout agreement, we agreed that Bounty’s 25% working interest in the Firebag Oil Sands Project would be a carried interest until we have spent an additional $1,500,000 on exploration (drilling and seismic evaluation) expenses.  As of April 16, 2007, we earned the full 75% working interest in the Firebag Oil Sands Project.

Effective June 1, 2007, Damascus and 1289307 were merged into Energy and ceased to exist as separate entities.

Sale of Properties to Great Northern.  On March 8, 2007, we executed an Asset Purchase Agreement (the “Agreement”) with Great Northern Oilsands Inc. (“Great Northern”), whereby we sold the majority of our inventory of conventional oil and gas assets (the “Assets”).

On March 8, 2007, prior to the execution of the Agreement, Oilsands, as general partner for the Partnership, executed an Assignment of Lease (the “Assignment”) in our favor.  Under the Assignment, the Partnership distributed three Crown oil sands leases in the Muskwa area of Alberta, comprising four sections (1,024 hectares) under a 15-year lease with annual rental payable to the Alberta Crown of CAD$3.50 per hectare and Crown royalties on production, to the Partnership’s members in proportion to their partnership interests.  As a result of the pro-rata distribution, we received a 75% interest in the Muskwa property.

In connection with the Assignment, we entered into two Declarations of Trust with Habanero and Micron under which we hold the 20.833% and 4.167% interests in the Muskwa property held by Habanero and Micron, respectively, in trust for them.  We plan to continue to develop the Muskwa properties according to the plans for development that existed previously.

We received $86,510 (CAD$100,000) as a non-refundable deposit, $1,816,710 (CAD$2,100,000) (1,000,000 restricted shares) in Great Northern common stock, and $692,080 (CAD$800,000) on the closing date as payment from Great Northern pursuant to the Agreement.  The Agreement provided for adjustment of the sales price at June 30, 2007 for any of the following: (i) all revenues and expenses accrued prior to March 8, 2007 were paid to and borne by us; (ii) all revenues and expenses accrued after March 8, 2007 will paid to and borne by Great Northern; and (iii) all mineral taxes, surface and mineral lease rental payments, or similar payments made by us prior to March 8, 2007 were apportioned, according to the respective holding periods, between us and Great Northern as of March 8, 2007.   However, the dollar amount of the adjustment was determined to be insignificant and no adjustment was made.

The Agreement provided for the sale of the majority of our conventional petroleum and natural gas rights and all other tangible property and assets used in connection with these petroleum and natural gas rights, and other miscellaneous interests associated with the petroleum and natural gas rights.

The properties sold consisted of all of our holdings in the following areas:
•	Kerrobert, Saskatchewan, Canada;
•	Cecil, Alberta, Canada
•	Lloydminster, Alberta, Canada;
•	Medicine Hat, Alberta, Canada;
•	Eight Mile, British Columbia, Canada; and
•	Certain assets in the Leismer Area, Alberta, Canada.

We retained the following: (i) all petroleum substances produced by the Assets prior to the sale; (ii) all accounts receivables accruing or attributable to the activity of the Assets prior the sale; (iii) all assets held by our wholly owned subsidiaries, including the Dover Oil Sands Project and the Firebag Oil Sands Project; and (iv) the Muskwa property distributed to us, Habanero, and Micron prior to the closing of the Agreement.

Recent Financing Activity.  In December 2006, we completed a financing of 3,240,000 common shares at CAD$1.00 per share on a flow-through basis resulting in gross proceeds of approximately $2,798,400, and in February 2007, we completed a private placement of 8,302,000 Non-Flow-Through Special Warrants at $1.50 per Special Warrant and 4,653,750 Flow-Through Special Warrants at $1.65 per Flow-Through Special Warrant for gross proceeds of $20,131,687.  We used the proceeds to fund development of the Dover Oil Sands Project, Firebag Oil Sands Project, and the Muskwa Leases and intend to continue to develop those properties with the remaining funds.  We fulfilled our earning obligations and have an 80% working interest in the Dover Oil Sands Project and a 75% working interest in the Firebag Oil Sands Project.

In February 2007, we sold 4,653,750 “Flow-Through Special Warrants” and 8,302,000 “Non-Flow-Through Special Warrants.”  Each Flow-Through Special Warrant entitles the holder to acquire, for no additional consideration, one share of our common stock.  Each Non-Flow-Through Special Warrant entitles the holder to acquire, for no additional consideration, one Unit.  Each Unit consists of one share of our common stock and one common share Bonus Warrant (the “Bonus Warrants”).  Each Bonus Warrant entitles the holder to receive, without additional consideration, up to 0.10 shares of our common stock, if we do not complete certain filings on or before April 28, 2007 and we do not: (i) become a “reporting issuer” in any province or territory of Canada; (ii) have a registration statement declared effective in the United States; and (iii) have our common stock listed on the TSX Venture Exchange or Toronto Stock Exchange on or before September 25, 2007.  As of August 17, 2007, the Bonus Warrants can be converted  without additional consideration into 166,040 shares of our common stock.

Also in February 2007, we issued non-transferable warrants to purchase up to 762,645 shares of our common stock to our sales agents that participated in the sale of the Flow-Through Special Warrants and the Non-Flow-Through Special Warrants (the “Agents’ Warrants”).  The Agents’ Warrants are exercisable at $1.50 per share on the later of: (i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada but no later than February 27, 2009 (the “Warrants”).

The Oil Sands Industry

Our main focus is on producing oil through oil sands leases, located in Alberta, Canada.  Oil sands are a geological formation in the Athabasca region of northern Alberta, Canada.  Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses and according to the Alberta Economic Development Authority,  Alberta’s oil sands are believed to contain the equivalent of 315 billion barrels of oil, of which 175 billion have already been established as commercially viable using today’s extraction methods.  Alberta’s oil sands currently account for about 39% of Canada’s total petroleum production of approximately 1 million barrels per day and production is expected to grow to 4 million barrels per day by 2020.  Surface mining methods account for approximately two-thirds of current production in the oil sands region

Bitumen-bearing geologic formations, typically containing up to 18 percent bitumen saturation by weight, can be situated near the surface or hundreds of feet below.  Recovery of oil sands from formations up to 75 meters is by open-pit mining; for deeper formations, in-situ recovery techniques such as steam-assisted gravity drainage (“SAGD”) are used.  With SAGD, pairs of horizontal wells (an upper well and a lower well) are drilled into an oil sands formation and steam is injected continuously into the upper well.  As the steam heats the oil sands formation, the bitumen softens and drains into the lower well, from which it is produced to the surface.

Development in the oil sands industry in Canada to date has been focused primarily in Alberta.  The Alberta Energy Utilities Board estimates that there are 1.6 trillion barrels of bitumen resource in place in Alberta, of which 315 billion barrels are thought to be recoverable.  Exploration for commercially viable oil sands deposits has traditionally focused on Alberta, resulting in the establishment of mining and in-situ projects in the Athabasca oil sands region and in-situ projects in Cold Lake and Peace River deposits.  The lead-time for production from an oil sands project is generally a minimum of seven to ten years from initial exploration.

Competition

Oil sands exploration and acquisition of undeveloped properties is a highly competitive and speculative business.  We compete with a number of other companies, including major oil companies and other independent operators which are more experienced and which have greater financial resources.  We do not hold a significant competitive position in the oil and gas industry.

Governmental Approval, Regulation and Environmental Issues

Our oil and gas operations are subject to various federal, provincial and local governmental regulations.  Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation.  From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas.  The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment.  To date, expenditures related to complying with these laws, and for remediation of existing environmental contamination, have not been significant in relation to our results of operations.  The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

In Alberta, oil sands activities are legislated under the Mines & Minerals Act that governs the management and disposition of rights in Crown owned mines and minerals, including the levying and collecting of bonuses, rental and royalties.  Future legislative changes pertaining to the royalty structure, under the Mines & Mineral Act, could have a material impact on the energy sector including oil sands companies.  The Oil Sands Conservation Act establishes a regulatory regime and scheme of approvals administered by the Alberta Energy Utilities Board for the development oil sands resources and related facilities in Alberta.  The Acts are supported by the following regulations:  Oil Sands Tenure Regulation, Oil Sands Royalty Regulation 1984, Oil Sands Royalty Regulation 1997, Experimental Oil Sands Royalty Regulation, OilSands Conservation Regulation, and Mines and Minerals Administration Regulation.  Each provincial jurisdiction also maintains specific royalty regimes that will be applied to all oil sands and oil shale development projects consistent with other resource developments.

We are subject to laws and regulations that control the discharge of materials into the environment, require removal and cleanup in certain circumstances, require the proper handling and disposal of waste materials or otherwise relate to the protection of the environment.  In operating and owning petroleum interests, we may be liable for damages and the costs of removing hydrocarbon spills for which we would be held responsible.  Laws relating to the protection of the environment have in many jurisdictions become more stringent in recent years and may, in certain circumstances, impose strict liability, rendering us liable for environmental damage without regard to actual negligence or fault.  Such laws and regulations may expose us to liability for the conduct of, or conditions caused by, others or for our own acts.  We believe that we have complied in all material respects with applicable environmental laws and regulations.

Employees

As of May 31, 2007, we had 5 full-time employees.

Our opportunity for success depends largely upon the efforts, abilities, and decision-making of our directors and executive officers.  The loss any of our key personnel could, to varying degrees, have an adverse effect on our operations and research and development efforts.  The loss of any one of them would have a material adverse effect on our business and us.  We do not currently maintain “key-man” life insurance on our executive officers.

ITEM 2.   DESCRIPTION OF PROPERTY.

Fort McMurray Oil Sands Area

Our Fort McMurray oil sands area leases consist of 32 gross sections (25.6 net sections) in the Ells River area (formerly referred to as Dover) and 18 gross sections (13.5 net sections) in the Firebag Oil Sands Project.  The Ells River Oil Sands Project comprises three separate parcels:  Ells North (12 gross sections), Ells Central (15 gross sections), and Ells South (5 gross sections).  The Firebag Oil Sands Project comprises a single parcel.

During this past winter, we shot a collective 64 miles of seismic and drilled 19 holes in the Ells River area, consisting of 15 holes in Ells North, and 4 holes in Ells Central.  No exploration was done over the Ells South parcel.  In Firebag, 3 core holes were drilled.  Upon conclusion of the drilling and seismic program, we used the obtained data and engaged Kade Technologies to perform reservoir modeling to ascertain the feasibility of an SAGD project with the acquired geologic and reservoir data.  The results of the Kade Tecnhologies reservoir model were used in our independent engineering appraisal performed by McDaniel & Associates.

We also concluded an environmental baseline study over a 6 square mile area to ascertain the current status of the water, vegetation, soil and air quality.  This study will be incorporated in our environmental impact discussion as part of our planned SAGD pilot application.

Going forward, we will continue to focus on the development of our oil sands lease within the Ells River area.  The activity will focus on further exploration, delineation and development of the Ells River land in preparation for a comprehensive SAGD pilot application to be submitted to the Alberta Energy and Utilities Board and Alberta Environment as early as summer 2008.  In addition to the exploration, we will also perform a series of tests to ascertain a viable source for water as part of the SAGD pilot application and development plans.

We require significant additional financing to facilitate our 2007-2008 exploration program, which will likely include drilling of additional core holes and a seismic program which may consist of a combination of 2D and 3D seismic data.  Management believes that obtaining a listing on the TSX Venture exchange will improve the visibility of the company and its chances for obtaining additional financing.  We do not have any commitments or developed plans for additional financing as of this date.

Muskwa Oil Sands Area

In townships 85/86 and ranges 24/25W4, we have 10 gross sections (7.5 net) of oil sands leases in the Muskwa area.  This property has not yet been assessed.  The bitumen viscosity here is lower and therefore “conventional” production technology may be amenable.  Operators to the southeast have had success utilizing horizontal wells and polymer-water flooding to produce the bitumen.  Five existing wells confirm the presence of bitumen-saturated sand on the lease.  Geoscience and reservoir engineering work will be conducted to assess the potential for development.  We intend to conduct further exploration of the Muskwa property, which may include drilling and testing oil samples for viscosity and pressure transient analysis.

Principal Products and Distribution Methods

We were involved in exploration activities to locate natural gas and crude petroleum.  We produced light crude oil in Saskatchewan and Alberta, Canada for properties that were sold to Great Northern in March 2007.  Such products were generally sold at the wellhead to purchasers in the immediate area where the products are produced.

Currently, we are involved in oil sands development and oil production in Alberta, Canada.  We have not yet produced or sold any oil from our oil sands operations.

Company Reserve Estimates

No estimates of total, proved net oil or gas reserves have been filed with or included in reports to any federal authority or agency.

Volume, Prices and Operating Expenses

We generated a majority of our production from the properties sold to Great Northern.  As of May 31, 2007, we retained less than 15% of any active oil producing properties.  The following table presents information regarding the production volumes, average sales prices received, and average production costs associated with our sales of oil for the periods indicated:

	For the Years Ended May 31,
	2007	2006	2005
Oil production (Bbl)	2,275	3,515.5	3,558.4
Average sales price per Bbl	$50.68	$58.75	$45.34
Average production costs per Bbl	$20.50	$14.18	$12.76

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of May 31, 2007.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

	Undeveloped Acres		Developed Acres
Area	Gross	Net	Gross	Net
Alberta	40,000	32,320	-	-

Previous Drilling Activity

Oil Sands Properties.  Drilling activity was concentrated at the Ells River area with the drilling of 15 new core holes on the Ells North parcel.  Based on the results of this data combined with recent land sale activity and drilling activity on adjacent lands, management believes early indications support the assertion that there is both adequate resource potential and a high probability for commercial development at Ells North.

Drilling at Ells Central consisted of 4 new core holes on this parcel.  Based on the preliminary oil sands observed in these core holes, management believes there is additional delineation and development potential in the 2007-2008 drilling program.

Properties Sold to Great Northern.  During the fiscal year ended May 31, 2005, we relinquished our rights to our working interest in the East Corning Project in California.  The test well in the Manahuilla Creek Project was shut-in as it was not commercially viable.

During fiscal year ended May 31, 2006, we participated in the Bear Canyon Project and McLeod Project in Alberta, Canada.  The Bear Canyon well was not economic.  One McLeod well entered production in October of 2005 and a second well was shut-in as it was not commercially viable.

During the fiscal year ended May 31, 2007, we participated in several projects that were drilled: the drilling and casing of a well back to a secondary target at Rich/Rumsey area of Alberta, Canada; the drilling and fracturing of a well at Halkirk, Alberta; the drilling of a well at Atlee-Buffalo and casing it back to a secondary target; the drilling and logging of a well in a Medicine Hat area of Alberta, Canada; the evaluation of a drilled core hole in the Liesmer area of Alberta, Canada; and the drilling of two tight gas wells in the Eight Mile area of Alberta, Canada, the first of which was abandoned and second well was cased.

Present and Planned Activities

We intend to continue to focus on the oil sands lease development within the Ells River area as described above.  The activity will focus on further exploration, delineation and development of the Ells River asset in preparation for a comprehensive SAGD pilot plant application to the Alberta Energy and Utilities Board and Alberta Environment as early as summer 2008.  In addition to the exploration, we will also need to perform a series of tests to ascertain the viable source for water as part of the SAGD application and development plans.  Also, we intend to do exploration within the Muskwa property that may include drilling and testing of oil samples for viscosity and pressure transient analysis.

Office Space

Our executive offices are located at Suite 300, 441 – 5th Avenue, Calgary, Alberta Canada T2P 2V1.  This space accommodates all of its executive and administrative offices.  We pay rent monthly in the amount of $12,201 (CAD$13,866).

ITEM 3.   LEGAL PROCEEDINGS.

There are no legal proceedings pending and, to the best of our knowledge, there are no legal proceedings contemplated or threatened that are deemed material to our business or us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES
                     OF EQUITY SECURITIES.

Our common stock has been traded on the OTC Bulletin Board since July 23, 1998, except for two periods during which the stock was traded on the “Pink Sheets”:  March 9, 2000 to November 21, 2000 and June 3, 2003 to January 8, 2004.  The trading symbol was changed from “PTII” to “PTCH” effective March 28, 2006.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the fiscal years ended May 31, 2006 and 2007.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
Quarter Ended:
August 31, 2005	$0.70	$0.02
November 30, 2005	$0.69	$0.32
February 28, 2006	$1.67	$0.38
May 31, 2006	$2.58	$0.46

August 31, 2006	$1.85	$0.81
November 30, 2006	$1.02	$0.58
February 28, 2007	$2.74	$0.84
May 31, 2007	$2.56	$1.50

On August 17, 2007, the closing bid price for the common stock was $1.46.  The number of record holders of the common stock as of August 17, 2007, was 426 according to our transfer agent.

Dividend Policy

Holders of shares of common stock are entitled to dividends when, and if, declared by the board of directors out of funds legally available therefor.  To date, we have not declared or paid any dividends on our common stock.  We do not intend to declare or pay any dividends on our common stock in the foreseeable future, but rather to retain any earnings to finance the growth of our business.  Any future determination to pay dividends will be at the discretion of our board of directors and will depend on our results of operations, financial condition, contractual and legal restrictions and other factors the board of directors deems relevant.

Recent Sales of Unregistered Securities

During the quarter ended May 31, 2007, we sold unregistered securities in transactions as follows:

Date	Persons or Class of Persons	Securities	Consideration
May 17, 2007	Directors, Officers and Employees	Options to purchase 1,175,000 of the Company’s common stock at $1.75 per share	Services

No underwriters were used in this stock transaction.  The registrant relied upon the exemption from registration contained in Section 4(2) and/or Rule 506 as to the transaction, as the investors were either deemed to be sophisticated with respect to the investment in the securities due to their financial condition and involvement in the registrant’s business or accredited investors.  Restrictive legends were placed on the certificates evidencing the securities issued in the transaction.

ITEM 6.    MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements and the related notes included in this annual report.  This discussion contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ significantly from those projected in the forward-looking statements as a result of many factors, including those discussed in “Risk Factors,”  “Business” and elsewhere in this report.

Overview

Our business originally was the development and commercialization of non-prescription therapeutics and nutraceuticals designed to prevent inflammation and their sequelae, and the development of cosmetics for skin conditions.  We did not generate any revenues from product sales, royalties or license fees.  Due to our inability to obtain funding and/or partners to pursue our pharmaceutical projects, we decided to seek other business opportunities.  We retained minority ownership in a former subsidiary, Pharmaxis Ltd.  Pharmaxis Ltd. conducted an initial public offering in November 2003 and its shares are listed on the Australian Stock Exchange.  In 2005, we began selling our shares of Pharmaxis Ltd. to fund our operations.  At February 28, 2007, we no longer owned any shares of Pharmaxis Ltd.

In March 2004, we consummated an arrangement agreement with Patch Energy Inc. (“Energy”) through which we acquired Energy, then a privately held oil and gas company continued under the laws of Canada, in a stock-for-stock transaction.  As a result of the acquisition, Energy became our wholly owned subsidiary.  In the arrangement, each issued common share of Energy was exchanged for one share of our common stock.

The acquisition was treated for accounting purposes as an acquisition by Energy of our net assets and liabilities.  Because Energy was deemed to be the purchaser for accounting purposes, the consolidated financial statements have been presented as a continuation of Energy and include the results of operations of Energy since incorporation on February 11, 2002, and our results of operations since the date of acquisition on March 15, 2004.

In February 2006, we, through Energy, formed a new subsidiary, Patch Oilsands Ltd. (“Oilsands”), and Patch Oilsands Limited Partnership (“Partnership”) in which we owned 75% of the Limited Partnership units.  Oilsands managed the Partnership in its capacity as general partner.

On December 15, 2006, we completed our acquisition of Damascus Energy Inc., a private Alberta corporation (“Damascus”) and related party.  By acquiring Damascus, we received the right to earn up to an 80% working interest in 32 contiguous square miles of land located in the Fort McMurray area of central Alberta, Canada (the “Dover Oil Sands Project”) under a farmout agreement between Damascus and Bounty Developments Ltd. (“Bounty”).

On January 16, 2007, we completed our acquisition of 1289307 Alberta Ltd. (“1289307”), a private corporation incorporated under the laws of Alberta.  By acquiring 1289307, we received the right to earn up to a 75% working interest in 18 square miles of 100% owned land, representing 11,520 acres, located in Townships 91-92, Range 2 W4M (the “Firebag Oil Sands Project”), in the Fort McMurray area of central Alberta, Canada, pursuant to a farmout agreement with Bounty.   We also assumed a $1,000,000 Promissory Note payable to 1286664 Alberta Ltd., a company wholly owned by Michael S. Vandale, our then President and our current Chairman of the Board of Directors.  In addition, under the terms of the Firebag Oil Sands agreement, 1289307 assumed an obligation of $4,393,140 (CAD$5,100,000).  Since 1289307 had an obligation for this payment prior to our acquisition, the costs have been recorded as part of the initial purchase price of 1289307.

In December 2006, we completed a financing of 3,240,000 common shares at CAD$1.00 per share on a flow-through basis resulting in gross proceeds of approximately $2,798,400, and in February 2007, we completed a private placement of 8,302,000 Non-Flow-Through Special Warrants at $1.50 per Special Warrant and 4,653,750 Flow-Through Special Warrants at $1.65 per Flow-Through Special Warrant for gross proceeds of $20,131,687.  We used the proceeds to fund development of the Dover Oil Sands Project, Firebag Oil Sands Project, and the Muskwa Leases and intend to continue to develop those properties with the remaining funds.  We fulfilled our earning obligations and have an 80% working interest in the Dover Oil Sands Project and a 75% working interest in the Firebag Oil Sands Project.

Also in February 2007, we issued non-transferable warrants to purchase up to 762,645 shares of our common stock to our sales agents that participated in the sale of the Flow-Through Special Warrants and the Non-Flow-Through Special Warrants (the “Agents’ Warrants”).  The Agents’ Warrants are exercisable at $1.50 per share on the later of: (i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada but no later than February 27, 2009 (the “Warrants”).

On March 8, 2007, we disposed of the majority of our conventional oil and gas assets together with our entire interest in Oilsands and the Partnership in exchange for $778,590 (CAD$900,000) and 1,000,000 restricted shares of Great Northern Oilsands Inc. common stock, which were valued at $1,816,710 (CAD$2,100,000) at the date the agreement to sell the assets was struck.

The properties sold consist of our interests in the following areas:
•	Kerrobert, Saskatchewan, Canada;
•	Cecil, Alberta, Canada
•	Lloydminster, Alberta, Canada;
•	Medicine Hat, Alberta, Canada;
•	Eight Mile, British Columbia, Canada;
•	Certain assets in the Leismer Area, Alberta, Canada

Effective June 1, 2007, Damascus and 1289307 were merged into Energy.

Plan of Operation

Going forward, Patch’s mandate is to continue to focus on the oil sands lease development within the Ells River area in this fashion. The activity will focus on further exploration, delineation and development of the Ells River asset in preparation for a comprehensive SAGD pilot plant application to the Alberta Energy and Utilities Board and Alberta Environment as early as summer 2008.  In addition to the exploration, Patch will also need to perform a series of tests to ascertain the viable source for water as part of the SAGD application and development plans.

Also, Patch intends to do exploration within the Muskwa property that may include drilling and testing of oil samples for viscosity and pressure transient analysis.

As part of our focus, we have disposed of our minority working interest properties holding conventional oil and gas assets.  These conventional assets were sold to Great Northern in March 2007, as we believe the greater return on investment can be realized on our oil sands properties.

We require significant additional financing to facilitate our 2007-2008 exploration program, which will likely include drilling of additional core holes and a seismic program which may consist of a combination of 2D and 3D.  We believe that obtaining a listing on the TSX Venture exchange will improve the visibility of the company and our chances for obtaining additional financing.  We do not have any commitments for additional financing as of this date.  We also have a $7.7 million flow-through share commitment, which if not met by January 2009, will require the Company to reimburse the subscribers for any tax payable as a result of its failure to meet its flow-through share commitments.

Summary of Significant Accounting Policies

Basis of Presentation.  Our consolidated financial statements include the accounts of the Company and our subsidiaries.  All significant intercompany balances and transactions have been eliminated.  These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  Our fiscal year-end is May 31.

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management’s best knowledge of current events and actions we may undertake in the future, actual results may differ from the estimates.

Financial Instruments.  The carrying amounts of financial instruments including cash, accounts receivable, investments, accounts payable and accrued liabilities, income taxes payable and amounts due to related parties, approximated fair value at May 31, 2007 and 2006.

Investments.  We report investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment.  All investment securities are designated as available for sale with unrealized gains and losses included in stockholders’ equity.  We regularly review investment securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security.  Unrealized losses that are other than temporary are recognized in earnings.  Realized gains and losses are accounted for on the specific identification method.

We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value when an other-than-temporary decline has occurred.  When determining whether a decline is other-than-temporary, we examine (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) our intent and ability to retain the investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value.

Property and Equipment.  Property and equipment consists of computer hardware, is recorded at cost.  Amortization is calculated at the rate of 30% per annum using the declining balance method.

Oil and Gas Interests.  We follow the successful efforts method of accounting for our oil and gas producing activities.  Under this method, all costs associated with productive exploratory wells and productive or non-productive development wells are capitalized while the costs of non-productive exploratory wells are expensed.  If an exploratory well finds oil and gas reserves, but a determination that such reserves can be classified as proved is not made after one year following completion of drilling, the costs of drilling are charged to operations.  Indirect exploratory expenditures, including geophysical costs and annual lease rentals, are expensed as incurred.  Unproved oil and gas properties that are individually significant are periodically assessed for impairment of value, and a loss is recognized at the time of impairment by providing an impairment allowance.  Capitalized costs of producing oil and gas properties and related support equipment, after considering estimated dismantlement and abandonment costs and estimated salvage values, are depreciated and depleted by the unit-of-production method.

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.  On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated deprecation, depletion, and amortization with a resulting gain or loss recognized in income.  On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.  If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.  In joint ventured oil and gas exploration and production activities, the accounts reflect only our proportionate interest in such activities.

Asset Retirement Obligations.  We account for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations.”  SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

Long-lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment.  We recognize an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset.  Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

Foreign Currency Translation.  Our functional and reporting currency is the United States dollar.  Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation,” using the exchange rate prevailing at the balance sheet date.  Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income.  The functional currency of our Canadian subsidiaries is the Canadian dollar.  Their financial statements are translated to United States dollars under the current rate method in accordance with SFAS No. 52.  Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date.  Average rates for the year are used to translate revenues and expenses.  The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

Comprehensive Income.  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at May 31, 2007 and 2006, the components of comprehensive income included unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments.

Minority Interest.  On February 3, 2006, we formed a new subsidiary, Patch Oilsands Ltd. (“Oilsands”), and on February 27, 2006, we formed Patch Oilsands Limited Partnership (“Partnership”), in which we own 75% of the Partnership units, with Habanero Resources Inc. owning 20.8333% and Micron Enviro Systems Inc. owning 4.1667%.  Under the terms of the Partnership Agreement, we subscribed for units, where proceeds were for other than the purchase of our stock by the Partnership for consideration in transactions undertaken by the Partnership, at a preferential price compared to the two minority limited partners.  The two limited partners paid a multiple of our subscription price of 1.28571 for Partnership units, up to the earlier of $4,359,000 (CAD$5,000,000) in capital contributions or the introduction of a third party limited partner.  Oilsands managed the Partnership in its capacity as General Partner.

We consolidated our investment in Partnership.  We recorded a gain on dilution, which is the difference between our contribution to the Partnership (70%) and our equity interest (75%).  For the year ended May 31, 2006 this gain totalled $101,664 (May 31, 2007- Nil). Non-controlling interest on the consolidated balance sheet at May 31, 2006 represents the 25% minority interest in the net loss and 25% of the net assets of the Partnership.  On March 8, 2007, the Company sold its entire interest in the Partnership, as part of the disposition of assets to Great Northern Oilsands Inc, therefore there is no minority interest or non-controlling interest recorded for the year ended May 31, 2007.

Revenue Recognition.  We recognize oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

Income Taxes.  We use the liability method to account for income taxes.  Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities.  Deferred tax assets and liabilities are measured using enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance when, based upon currently available information, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Flow-Through Shares.  A portion of our exploration activities has been financed through the issue of flow-through common shares.  Under the terms of the flow-through share issuance, the related resource expenditure deductions are renounced to the shareholder in accordance with income tax legislation.  Upon issuance of the flow-through shares, the proceeds are allocated between the offering of shares and the sale of tax benefits to investors.  The allocation is made based on the difference between the quoted price of our shares and the amount received for the flow-through shares, with a liability being recognized for the difference.  The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time.  Income tax expense is recognized for the difference between the amount of the deferred tax liability and the liability recognized on issuance.

Stock-Based Compensation.  Effective June 1, 2006, we account for stock based compensation arrangements in accordance with SFAS No. 123(R) “Share-Based Payment” using the modified prospective transition method.  Under the modified prospective transition method, compensation cost recognized for the year ended May 31, 2007, includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123 “Accounting for Stock-Based Compensation”, and (ii) compensation cost for all share-based payments granted after June 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123(R).  In accordance with the modified prospective transition method, results for prior periods have not been restated.

Basic and Diluted Income (Loss) Per Share.  We compute income (loss) per share in accordance with SFAS No. 128 – “Earnings Per Share.”  Under the provisions of SFAS No. 128, basic income (loss) per share is computed using the weighted average number of common stock outstanding during the periods.  Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  As we generated net losses in the years ended May 31, 2007, the basic and diluted loss per share are the same for that year as any exercise of options or warrants would be anti-dilutive.

Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted.  However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  We are currently evaluating the impact that SFAS No. 159 may have on our financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.  The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements.  FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments.  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis.  SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

Results of Operations

On March 8, 2007, we sold the majority of our conventional oil and gas properties (see section titled “Sale of Properties to Great Northern Oilsands” above).  As a result, net operating revenue derived from the properties disposed of in this transaction were reclassified into Discontinued Operations.  We retained one minor producing property, at Macleod, Alberta, Canada, and during the fiscal year ended May 31, 2007 this property generated revenue of $15,581 and incurred oil and gas production, royalties and other expenditures of $30,179 for a net operating loss of $14,598.  This compared to net operating income of $24,192 in the fiscal year ended May 31, 2006.

General and administrative costs for the fiscal year ended May 31, 2007 totaled $6,621,338 compared to $1,967,210 for the fiscal year ended May 31, 2006.  The increase in general and administrative costs primarily related to non-cash charges, increased activity levels and severance charges.  The non-cash component of the total general and administrative costs totaled $3,796,343 for fiscal year ended May 31, 2007 relative to $787,310 for fiscal year ended May 31, 2006.  Of this amount, we recorded stock-based compensation charges of $3,136,343 for the fiscal year ended May 31, 2007 compared to $787,310 during the year ended May 31, 2006.  At May 31, 2007, we have a total of 3,225,000 stock options issued and outstanding with a weighted average exercise price of $1.40 and a weighted average remaining contractual life of 4.7 years.  At May 31, 2007, none of the issued and outstanding stock options had vested.  The balance of the increase in general and administrative costs is attributed to increased activity levels associated with the acquisition and development of the assets acquired in the Damascus and 1289307 transactions, combined with one-time severance costs of $415,000 which were paid to previous management of the company, contributed to the increase in general and administrative expenses for the year.

Interest expense during the fiscal year ended May 31, 2007 amounted to $53,038 compared to Nil during the fiscal year ended May 31, 2006.

Depletion, depreciation and impairment of oil and gas property, dry hole costs and geological and geophysical costs totaled $13,220,687 for the fiscal year ended May 31, 2007 compared with $196,646 during the fiscal year ended May 31, 2006.  In accordance with the guidelines surrounding successful efforts method of accounting (as described above) we have expensed all geological and geophysical costs incurred and dry hole costs (primarily associated with the Firebag Oil Sands Project).  In addition, all unproved properties were assessed for impairment as at the balance sheet date with an impairment allowance of $5,036,371 recorded as part of depletion, depreciation and impairment of oil and gas property.

We earned interest and other income of $206,749 in 2007 as compared to $83,557 in 2006.  Interest income was earned primarily through the short-term investment of available cash balances.

We recorded a holding loss of $14,161,373 resulting from the difference between the values of the Exchangeable Shares ($1.32 per share), the Flow Through Special Warrants ($1.65 per share) and the Non Flow-Through Special Warrants ($1.50 per share) at the time of the transactions and the fair market value of these securities at May 31, 2007 ($2.03 per Exchangeable share and Non Flow-Through Special Warrants and $2.23 for Flow-Through Special Warrants).

We recorded a gain on foreign exchange of $2,620,571 during the year ended May 31, 2007 as a result of the appreciation in the value of the Canadian dollar in comparison to the United States dollar.

As a result of the previously described sale of properties to Great Northern Oilsands Inc., we recorded a gain on sale of $612,937.

We realized a gain, before applicable taxes, of $13,684,318 from the sale of 6,791,937 Pharmaxis shares in 2007.  At May 31, 2007, we do not hold any shares of Pharmaxis.  During 2006, we recorded a gain, before applicable taxes, of $6,962,937 from the sale of 4,408,063 Pharmaxis shares.

Loss before taxes for the year ended May 31, 2007, after including the loss from discontinued operations of $424,379 from the disposal of the properties included in the sales transaction with Great Northern Oilsands Inc. and the holding loss on fair valuing the exchangeable shares and special warrants, was $19,050,022.  This compares to net income before tax of $5,093,355 for the year ended May 31, 2006.

A current income tax expense of $2,785,763 was recorded for the year ended May 31, 2007 as compared to $2,406,243 for the prior year.  The current tax payable is a result of the gain from the sale of the Pharmaxis shares during both 2007 and 2006.

A deferred income tax reduction of $3,213,573 has been recorded for the year ended May 31, 2007 (compared to Nil in 2006).

Net loss for the year ended May 31, 2007 was $18,622,212 ($1.05 per share basic and diluted) compared to net income for the year ended May 31, 2006 of $2,687,112 ($0.19 per share basic and diluted).

Other comprehensive loss in 2007 was comprised of a decrease in unrealized gain on available for sale Pharmaxis securities of $7,240,999.  In 2006, we recorded other comprehensive income of $1,234,000, comprised of a decrease in unrealized gain on available for sale Pharmaxis securities of $2,364,217 and a holding gain of $3,598,217 associated with the remaining shares of Pharmaxis held at May 31, 2006.

Comprehensive loss for the current year was $25,136,900 compared to comprehensive income for the prior year of $4,032,672.

Liquidity and Capital Resources

For the fiscal year ended May 31, 2007, we used cash of $24,290,924 from our operating activities as compared to $1,526,196 used during the comparable fiscal year ended May 31, 2006.  Investing activities used cash of $3,937,470 in 2007 as compared to $4,526,232 provided by investing activities in 2006.  We expended $10,123,071 on our oil and gas interests in 2007 as compared to $2,436,705 in 2006.  We realized gross proceeds on the sale of available-for-sale Pharmaxis securities of $13,684,318 in 2007 as compared to $6,962,937 in 2006.

Financing activities, net of expenses, provided $22,368,080 from the sale of special warrants and common stock in 2007 as compared to $1,410,746 in 2006.  We used $6,309 to acquire shares of our common stock under our stock repurchase plan in 2007 compared to $111,077 in 2006.

At May 31, 2007, we had working capital of $1,148,501as compared to $2,089,735 as at May 31, 2006.  We no longer own any available-for-sale securities, having sold the remainder of our Pharmaxis shares.

While we have not yet formally approved our 2007-2008 budget, we are planning a winter program which includes up to 60 core holes and 38 square miles of seismic.  Additional financing will be required for this program to commence and to pay our corporate obligations over the next 12 months.  The planned program will deal with a $7.7 million flow-through share commitment we have, which if not met by January 2009, will require the Company to reimburse the subscribers for any tax payable as a result of its failure to meet its flow-through share commitment.

The financial statements have been prepared on a going concern basis.  However, the ultimate development of the Company’s oil and gas projects, if proven commercial, will require significant additional funding.  The Company’s future operations are dependent upon its ability to obtain additional funding and ultimately achieve profitable operations.  The outcome of these matters cannot be predicted with certainty at this time.  The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to secure additional funding or obtain profitable operations.

ITEM 7.   FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 5, 2007, weappointed KPMG LLP (“KPMG”) in Calgary, Canada as our registered independent public accountant for the fiscal year ended May 31, 2007.  On March 5, 2007, we dismissed Morgan & Company  (“Morgan”) as our registered independent public accountant.  The decisions to appoint KPMG and dismiss Morgan were approved by our Board of Directors on March 5, 2007.

During the fiscal years ended May 31, 2006 and 2005 and through the subsequent interim period up through the date of dismissal (March 5, 2007), there were no disagreements with Morgan on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Morgan, would have caused Morgan to make reference thereto in its report on our financial statements for such years.  Further, there were no reportable events as described in Item 304(a)(1)(iv)(B) of Regulation S-B occurring within our two most recent fiscal years and the subsequent interim period up through the date of dismissal (March 5, 2007).

The audit report of Morgan for Patch’s financial statements as of May 31, 2005, contained a separate paragraph stating:

“These financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, unless the Company attains future profitable operations and/or obtains additional financing, there is substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are discussed in Note 1.  The financial statements do not include any adjustments that might result from the outcome of the uncertainty.”

During our two most recent fiscal years and the subsequent interim period up through the date of engagement of KPMG (March 5, 2007), neither we nor anyone on our behalf consulted KPMG regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements.  Further, KPMG has not provided us with written or oral advice that was an important factor that we considered in reaching a decision as to any accounting, auditing or financial reporting issues.

Morgan furnished us with a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements.  A copy of the letter furnished in response to that was filed as an exhibit to our Form 8-K dated March 5, 2007.

ITEM 8A.   CONTROLS AND PROCEDURES.

We have adopted an internal control system that is designed to provide reasonable assurance to management and the board of directors that the financial statements present fairly its financial position and activities.  The system was designed by management, which is responsible for establishing and maintaining adequate internal controls over the Company’s financial reporting.

The Company’s Chief Operating Officer and Chief Financial Officer evaluated the overall design of internal control procedures during the year ended May 31, 2007, and concluded that, because of its recent growth and the inherent complexity of the accounting for some of its transactions, the Company does not have sufficient specialized knowledge to address certain technical and complicated accounting issues.  As a result, the Company’s consolidated financial statements for 2007 contain recorded year end material adjustments.   Going forward, the Company will from time-to-time augment the consultants used, which will provide specialized financial reporting and taxation skills (who are independent of management and the Company’s auditors) to assist the Company with its financial reporting of complex accounting issues and with its tax provision calculations.    We have identified conditions as of May 31, 2007 that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions.  As a remedy to these deficiencies the Chief Operating Officer and Chief Financial Officer perform periodic reviews of financial information to ensure that transactions are properly recorded.   We have taken a number of steps to establish a stronger control environment which will reduce the opportunity to override internal controls.  Dual signatures are now required for all cheques issued and we have implemented a more formal process for the approval of all disbursements.  The implementation of these internal controls, combined with our recently strengthened management and employee base has resulted in improved internal control over financial reporting for the Company.  Management believes that the delay in filing of these financial statements was primarily due to the change in direction, recent growth and implementation of new management by the Company.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of May 31, 2007 (the “Evaluation Date”).  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were adequate and effective to ensure that our management is alerted to material information required to be included in our periodic filings.  Our management has determined that all matters to be disclosed in this report have been fully and accurately reported.

ITEM 8B.   OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our executive officers and directors are as follows:

Name	Age	Position
Michael S. Vandale	48	Chairman of the Board of Directors
Jason G. Dagenais	36	Chief Operating Officer
Thomas K. Rouse	50	Chief Financial Officer
Donald B. Edwards	46	Corporate Secretary
Terry R. Buchanan	55	Vice President of Exploration, Geoscience and Reservoir
Mark L. Bentsen	47	Director
Roderick D. Maxwell	44	Director
Greg L. Belzberg	38	Director

The term of office of each director ends at the next annual meeting of our stockholders or when such director’s successor is elected and qualifies.  The term of office of each officer ends at the next annual meeting of our board of directors, expected to take place immediately after the next annual meeting of stockholders, or when such officer’s successor is elected and qualifies.

There are no family relationships between any of our directors and officers.  During the last five years, none of the officers or directors have (i) had any bankruptcy petition filed by or against any business of which such person was an officer; (ii) had any conviction in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (ii) been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or (iv) been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law.

The last annual meeting was held on August 30, 1999, in Vancouver, British Columbia.

Michael S. Vandale - Chairman of the Board of Directors.  Mr. Vandale has been a director since December 2006.  Mr. Vandale served as our President and Chief Executive Officer from December 2006 to May 2007.  He has been an officer and director of Patch Energy since May 2006.  Mr. Vandale has been the Chairman, and a director of Arsenal Energy Inc., a public energy corporation listed on the TSX and Frankfurt Stock Exchange, since January 2001.  Mr. Vandale was President and Chief Executive Officer of Arsenal Energy Inc. from January 2001 to April 2006.  He was President of Sundance Resources Inc. listed on the Toronto Stock Exchange, and was a director of its successor company, True Energy Inc. listed on the Toronto Stock Exchange from June 1997 until the fall of 2002 when he started Arsenal Energy Inc.  From 1997 to 1999, Mr. Vandale was a director and major shareholder of Mutual Fund Direct Inc. until it was sold to Altamira Investment Services Inc.  Mr. Vandale is a founding shareholder and has been a director of Cold Creek Capital Inc., listed on the TSX Venture Exchange, since February 2006.  Mr. Vandale was a founding shareholder and has been a director of Sahara Energy Ltd. (formerly Battleford Capital Inc.), listed on the TSX Venture Exchange, since January 2005.  Mr. Vandale has more than 20 years experience in upstream oil and gas exploration and midstream operations in Canada, the United States and South America.

Jason G. Dagenais - Chief Operating Officer.  Mr. Dagenais has been our Chief Operating Officer since May 2007.  Mr. Dagenais previously served as our Vice President of Operations since December 2006.  From May 2004 to August 2006, he was President and CEO of Dyno Energy Ltd, a private oil and gas in Calgary, Alberta.  From August 2001 to January 2004, Mr. Dagenais was a senior engineer at Delphi Energy Corp., an oil and gas company traded on the Toronto Stock Exchange.  Previously, he has also held positions with Schlumberger, Ulster Petroleum, Pinnacle Resources and McAllister Petroleum.  He is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta.  Mr. Dagenais is a graduate of the University of Regina with a degree in Industrial Systems Engineering in 1995.

Thomas K. Rouse - Chief Financial Officer.  Mr. Rouse has been our Chief Financial Officer since April 2007.  From May 2004 to March 2007, he was the Vice President of Finance, Chief Financial Officer and Co-founder of Great Plains Exploration Inc. where he played a key role in securing that company’s listing on the Toronto Stock Exchange.  From November 1996 to May 2004, Mr. Rouse served as the Vice President, Finance and Chief Financial Officer and was a consultant to Rider Resources Inc.  His experience prior to 1996 includes various accounting positions with Petrorep Resources Ltd., Greyhound Lines of Canada Ltd., Coseka Resources Limited, and Amoco Canada Petroleum Company Ltd.  In 1980, Mr. Rouse obtained a Bachelor of Commerce, Accounting degree from the University of Saskatchewan.  In 1986, he became a Certified Management Accountant.

Donald B. Edwards - Corporate Secretary.  Mr. Edwards has been our Corporate Secretary since the acquisition of Damascus in December 2006.  He is a partner with the law firm of Borden Ladner Gervais LLP in Calgary, Alberta and practices in the areas of securities, corporate finance, commercial transactions, natural resources and mergers and acquisitions.  Mr. Edwards was a lawyer and subsequently a partner of Armstrong Perkins Hudson LLP, and its predecessors, from 1994 until July 2002 when the firm merged with Borden Ladner Gervais LLP.  Mr. Edwards has practiced in the areas of securities, corporate finance and venture capital matters since 1990 and has acted for a broad range of domestic and foreign issuers, investment banks and securities dealers, with a particular emphasis on venture capital and mergers and acquisitions and both domestic and cross border transactions.  He has served as the corporate secretary for Cold Creek Capital Inc., a company whose stock is listed on the TSX Venture Exchange, since February 2006, and for Arsenal Energy Inc. since January 2003.  From May 1996 to May 2004, he was a director of Deloro Resources Ltd., a company whose stock was listed on the TSX Venture Exchange.  He also served as corporate secretary for Sahara Energy Ltd. (formerly Battleford Capital Inc.), a TSX Venture Exchange-listed company, from January 205 to February 2006.  Mr. Edwards is a member of the Law Society of Alberta and the Canadian Bar Association.

Terry R. Buchanan - Vice President of Exploration, Geoscience and Reservoir.  Mr. Buchanan has been our Vice President of Exploration, Geoscience and Reservoir since January 2007.  He was employed with Imperial Oil Limited from January 1983 to December 2006, most recently he was the Geoscience Advisor, conducting geotechnical and reservoir engineering studies of mature to conceptual plays for prospect generation, assessment, development and productivity enhancement.  He is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta, the Canadian Society of Petroleum Geologists and the Canadian Well Logging Society.  Mr. Buchanan graduated from the University of Alberta in 1974 with a Bachelor of Science in Electrical Engineering.

Mark L. Bentsen - Director.  Mr. Bentsen has been a director since January 2007.  Since 1998, he has been the Founder, President and CEO of Cathedral Energy Services Income Trust, a drilling services company that has grown to a market capitalization over CAD$300 million, revenues over CAD$100 Million and over 650 employees.  Mr. Bentsen was the Vice-President of Corporate Development for Akita Drilling from 1993 to 1998 and has over 20 years of oilfield experience.

Roderick D. Maxwell - Director.  Mr. Maxwell has been a director since January 2007.  Since January 1997, he has been with StoneBridge Merchant Capital Corp., most recently as Managing Director. StoneBridge Merchant Capital Corp. is a private equity investment firm, located in Calgary, Alberta, that invests in both growing private companies and private or public companies interested in pursuing a corporate restructuring.  Mr. Maxwell is actively involved in a number of the StoneBridge investee companies.  Mr. Maxwell is currently the lead Trustee of Cathedral Energy Services Income Trust, a director of Cathedral Energy Services Ltd. and has served as a member of the board of directors of a number of other private and public companies.  Since January 2007, Mr. Maxwell has also been the interim President and CEO of KDC Energy Ltd., an energy exploration, development and services corporation.  Since June 2007, Mr. Maxwell has also been the interim President and CEO of SND Energy Ltd., an energy exploration, development and services corporation.  Mr. Maxwell holds a Bachelor of Commerce degree from the University of Calgary and is a Chartered Accountant and is a member of both the Alberta and Canadian Institute of Chartered Accountants.  In addition Mr. Maxwell is a Chartered Business Valuator and is a member of the Canadian Institute of Chartered Business Valuators.

Greg L. Belzberg - Director.  Mr. Belzberg has been a director since January 2007.  Since June 2003, he has worked for Veritas Real Estate Investments, a real estate development and investment company, located in Los Angeles, California.  Mr. Belzberg is currently a director and member of the Audit Committee of Arsenal Energy Inc., a resource company listed on the TSX Exchange under the symbol AEI and has served as a member of the board of directors of a number of other private and public companies.  Mr. Belzberg is an independent businessman.  From August 2001 to June 2003, Mr. Belzberg was the Chief Operating Officer of Richter Furniture Manufacturing (a furniture manufacturing company) based in Vernon, California.  He is a graduate from Georgetown University with a B.A. in Business Administration.

Mr. Vandale may be deemed to be a “promoter” and “control person” of the Company, as that term in defined in the Securities Act of 1933.

Committees

Audit Committee.  Our audit committee members are Roderick D. Maxwell, Mark L. Bentsen and Greg L. Belzberg, where Roderick D. Maxwell acts as Chair of the Committee.  The Audit Committee has the sole authority to appoint our independent accountants, subject to any shareholder ratification.

Audit Committee Financial Expert.  Roderick D. Maxwell serves as our financial expert and is independent.

Corporate Governance Committee.  We have formed a Corporate Governance Committee comprised of members of the Board of Directors.  The current members of the Corporate Governance Committee are Mark L. Bentsen and Greg L. Belzberg, where Mark L. Bentsen acts as Chair of the Committee.

Reserves Committee.  Our reserve committee members are Roderick D. Maxwell, Mark L. Bentsen and Michael S. Vandale, where Michael S. Vandale acts as Chair of the Committee.

No mandates of the Committees or Chairs has been adopted as of yet, but we expect the adoption of the formal policies for the Committees and the Chairs to occur within the next six months.

Code of Ethics

We have not yet adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on obtaining financing for the company.  We expect to adopt a code by the end of the current fiscal year.

Section 16(a) Beneficial Ownership Reporting Compliance

Officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities, are required to file reports of ownership and changes in ownership with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934.  The following table sets forth reports that were not filed on a timely basis during the most recently completed fiscal year:

Reporting Person	Date Report Due	Date Report Filed
Bounty Developments Ltd.	Form 3 due December 26, 2006	December 27, 2006
David A. Stadnyk	Form 4 due October 16, 2006	November 30, 2006
David A. Stadnyk	Form 4 due September 14, 2006	September 15, 2006
David A. Stadnyk	Form 4 due September 1, 2006	September 14, 2006
Donald B. Edwards	Form 4 due January 2, 2007	January 10, 2007
Greg L. Belzberg	Form 4 due May 21, 2007	Not yet filed
Jason G. Dagenais	Form 4 due May 21, 2007	Not yet filed
Jason G. Dagenais	Form 4 due January 12, 2007	February 6, 2007
Jason G. Dagenais	Form 3 due January 12, 2007	February 6, 2007
John Thornton	Form 4 due November 8, 2006	November 15, 2006
John Thornton	Form 4 due September 1, 2006	September 5, 2006
Mark L. Bentsen	Form 4 due May 21, 2007	Not yet filed
Michael S. Vandale	Form 4 due May 21, 2007	Not yet filed
Roderick D. Maxwell	Form 4 due May 21, 2007	Not yet filed
Michael S. Vandale	Form 3 due December 26, 2006	December 27, 2006
Terry R. Buchanan	Form 4 due May 21, 2007	Not yet filed
Terry R. Buchanan	Form 3 due January 11, 2007	February 6, 2007
Thomas K. Rouse	Form 4 due May 21, 2007	Not yet filed
Thomas K. Rouse	Form 3 due April 12, 2007	May 9, 2007
Winston Cabell	Form 4 due October 2, 2006	November 6, 2006
Winston Cabell	Form 4 due September 1, 2006	September 7, 2006
Winston Cabell	Form 4 due August 11, 2006	August 29, 2006
Winston Cabell	Form 4 due July 12, 2006	July 27, 2006
Winston Cabell	Form 4 due June 15, 2006	June 21, 2006
Winston Cabell	Form 4 due June 5, 2006	June 8, 2006

ITEM 10.   EXECUTIVE COMPENSATION.

The following table sets forth information regarding the remuneration of our executive officers that earned in excess of $100,000 per annum during any part of the last two completed fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Jason G. Dagenais (2)	2007	$66,036	-	$152,252	-	$218,288
Chief Operating Officer	2006	-	-	-	-	-
Terry R. Buchanan (3)	2007	$74,841	-	$212,494	-	$287,335
VP of Exploration, Geoscience and Reservoir	2006	-	-	-	-	-
Donald B. Edwards (4)	2007	-	-	$212,239	-	$212,239
Secretary	2006	-	-	-	-	-
Michael S. Vandale (5)	2007	-	-	$1,173,208	$359,268	$1,532,476
Chairman of Board of Directors	2006	-	-	-	-	-
John Thornton (6)	2007	$120,000	-	$12,500	-	$132,500
	2006	$10,000	-	$49,750	-	$59,750
David Stadnyk (7)	2007	$224,220	-	$25,000	-	$249,220
	2006	$175,000	-	$625,500	-	$800,500

(1)	All options were valued using the Black-Scholes option pricing model using various assumptions as listed in the footnotes to the Outstanding Equity Awards at 2007 Fiscal Year-End Table.
(2)	Mr. Dagenais has been the Chief Operating Officer since May 17, 2007.
(3)	Mr. Buchanan was appointed Vice President of Exploration, Geoscience and Reservoir on January 1, 2007.
(4)	Mr. Edwards has been the Secretary since December 15, 2007.
(5)	Mr. Vandale was the President from December 15, 2006 through May 17, 2007.
(6)	Mr. Thornton was the interim President effective April 8, 2006 through December 15, 2006.
(7)	Mr. Stadnyk was the President from August 31, 2002 to April 7, 2006.

As of May 31, 2006, we had a management services agreement with David Stadnyk.  The agreement was for a term of five years, ending April 30, 2010.  We agreed to pay Mr. Stadnyk $175,000 per annum for his services.  We also had a change of control agreement that provided Mr. Stadnyk the greater of (i) the remaining base compensation due to him for the remaining term of the management services agreement or (ii) $175,000 in the event of a change of control.  Under the agreement, change of control was defined as:
•	the acquisition of 20% or more of the voting power;
•	a consolidation or merger with or into any person whereby our outstanding shares are changed in any way (other than a transaction which has been approved our board of directors);
•	a change in a majority of our board of directors; or
•	the resignation or removal of a majority of our board of directors other than a transaction or series of transactions which involves a sale of our securities or assets with which Mr. Stadnyk is involved as a purchaser in any manner.

During the fiscal year ended May 31, 2007, we completed the Damascus and 1289307 acquisitions, which effected a change of control, as defined above.  Prior to the acquisition of Damascus and 1289307, Winston Cabell resigned as a director.  Upon the closing of the Damascus acquisition, John P. Thornton resigned as a director and appointed Michael S. Vandale, to serve as a our sole director.  Pursuant to the acquisition of 1289307, Michael S. Vandale appointed Rod Maxwell, Mark L. Bentsen, and Greg Belzberg to the Board of Directors.  As a result of the change of control, we paid $525,298 in severance and management fees to former directors and officers of the Company as follows:

Name	Severance	Management Fees
David Stadnyk	$175,000	$49,220
John Thornton	$75,000	$45,000
George Tsafalas	$75,000	-
David Clark	$30,000	-
Winston Cabell	$60,000	$16,078

Also, in connection with the Damascus and 1289307 acquisitions, Michael Vandale received payment of $244,840, and we assumed a $1,000,000 debt owed to Mr. Vandale’s company when we acquired 1289307.  Mr. Vandale also received $114,428 as finder’s fees pursuant to our private placement offering of 3,240,000 shares of common stock completed in December 2006.

As at May 31, 2007, there were no formal employment agreements with the current executive officers.

During the fiscal year ended May 31, 2007, we repriced 485,000 stock options from an exercise price $1.54 per share to $0.90 per share.  We recognized $121,250 of compensation expense in relation to the fair value of the repriced options.  Mr. Thornton’s 100,000 options and Mr. Stadnyk’s 50,000 options exercisable at $1.54 per share were repriced to $0.90 per share resulting in $25,000 and $12,500 of compensation expense attributed to Mr. Thornton and Mr. Stadnyk, respectively.  These options were valued using the following assumptions: expected option life: 0.75 years; risk-free interest rate: 4.93%; annual rate of quarterly dividends: 0.00%; and volatility: 117%.

On December 15, 2006, we initially granted 2,850,000 options exercisable at $1.20 per share to various individuals including our new officers and directors.  The options were exercisable for 5 years and vested 6 months after the date of grant.  The following table sets forth the options granted to our officers and directors on December 15, 2006:

Name	Number of Options
Michael S. Vandale	1,250,000
Terry Buchanan	350,000
Jason Dagenais	250,000
Rod Maxwell	250,000
Mark Bentsen	250,000
Don Edwards	200,000

On May 17, 2007, 750,000 options, initially granted on December 15, 2006, were cancelled and 50,000 were forfeited from various individuals including a director and the vesting time period was adjusted to equally vest over 3 years on the anniversary date.  In addition, 1,175,000 new options exercisable at $1.75 per share were granted to officers, directors and employees that are exercisable over 5 years and vest equally over 3 years on the anniversary date.  The following table summarizes the total options granted to our officers and directors as of May 31, 2007, reflecting the cancellation and issuance described above:

Name	Number of Options	Value of Options (1)
Terry Buchanan	600,000	$212,494
Michael S. Vandale	500,000	$1,173,208
Jason Dagenais	450,000	$152,252
Tom Rouse	350,000	$7,697
Rod Maxwell	350,000	$150,053
Mark Bentsen	350,000	$150,053
Greg Belzberg	350,000	$150,053
Don Edwards	200,000	$212,239

(1)
These options granted to Mark Bentsen, Roderick Maxwell, and Greg Belzberg were valued using the following assumptions: expected option life: 4.7 years; risk-free interest rate: 4.60%; annual rate of quarterly dividends: 0.00%; and volatility: 148%.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT 2007 FISCAL YEAR-END TABLE
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jason G. Dagenais	200,000	-	-	$1.75	5/17/2012
	250,000	-	-	$1.20	12/15/2011
Terry R. Buchanan	250,000	-	-	$1.75	5/17/2012
	350,000	-	-	$1.20	12/15/2011
Michael S. Vandale	500,000	-	-	$1.20	12/15/2011
Donald B. Edwards	200,000	-	-	$1.20	12/15/2011

The following table sets forth information regarding the remuneration of our directors, other than those already mentioned in the Summary Compensation Table, during the last completed fiscal year:

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Mark L. Bentsen	-	-	$150,053	-	-	-	$150,053
Roderick D. Maxwell	-	-	$150,053	-	-	-	$150,053
Greg L. Belzberg	-	-	$150,053	-	-	-	$150,053
Winston Cabell	$76,078	-	$27,000	-	-	-	$103,078

(1)
These options granted to Mark Bentsen, Roderick Maxwell, and Greg Belzberg were valued using the following assumptions: expected option life: 4.7 years; risk-free interest rate: 4.60%; annual rate of quarterly dividends: 0.00%; and volatility: 148%.

During the fiscal year ended May 31, 2007, we granted Winston Cabell an option to purchase 50,000 shares of our common stock for $0.90 per share exercisable until July 1, 2008.  The fair value of the option grant was $27,000.  Also, as disclosed above, Mr. Cabell received $76,078 as severance and management fees in relation to the Damascus and 1289307 acquisitions.  These options were valued using the Black-Scholes option pricing model with the following assumptions: expected option life: 2 years; risk-free interest rate: 4.45%; annual rate of quarterly dividends: 0.00%; and volatility: 138%.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table provides certain information as to the officers and directors, individually and as a group, and the holders of more than 5% of the common stock after giving effect to the issuances of common stock upon conversion or exercise, without further consideration, of the Exchangeable Shares, Flow-Through Special Warrants, Non-Flow-Through Special Warrants and Bonus Warrants.

Name and address of owner	Shares beneficially owned (1)	Percent beneficially owned (1)
Bounty Developments Ltd. 1250, 340-12th Avenue SW Calgary, Alberta, Canada T2R 1L5	4,778,989 (2)	11.0%

Investors Group Trust Co. 447 Portage Avenue Winnipeg, Manitoba, Canada R3C 3B6	3,825,000 (3)	8.8%

Citadel Equity Fund Ltd 131 S. Dearborn Street Chicago Illinois, 60603	3,400,680 (4)	7.9%

Michael S. Vandale Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	2,175,000 (5)	5.0%

Name and address of owner	Shares beneficially owned (1)	Percent beneficially owned (1)
Mark L. Bentsen Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	780,300 (6)	1.8%

Greg Belzberg Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	550,000 (7)	1.3%

Roderick D. Maxwell Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	375,000 (8)	0.9%

Terry Buchanan Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	170,000 (9)	0.4%

Donald B. Edwards Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	170,000 (10)	0.4%

Jason G. Dagenais Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	56,200 (11)	0.1%

Thomas K. Rouse Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	-	-

Officers and directors as a group (8 persons)	4,276,500 (12)	9.9%
___________
(1)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from August 17, 2007, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 43,288,053 shares of common stock that may be outstanding after conversion or exercise, without further consideration, of our other outstanding securities.  This amount includes 166,040 shares of common stock issuable upon exercise of the Bonus Warrants.

(2)	Includes 4,341,489 Exchangeable Shares.
(3)
Includes 3,750,000 Non-Flow-Through Special Warrants and 75,000 shares issuable upon exercise of 3,750,000 Bonus Warrants held by Investors Group Corporate Class Inc. For Investor Mergers & Acquisitions Class and Investors Group Trust Co. Ltd As Trustee For Investors Mergers & Acquisitions Fund.

(4)	Includes 3,334,000 Non-Flow-Through Special Warrants and 66,680 shares issuable upon exercise of 3,333,400 Bonus Warrants.
(5)	Includes 2,075,000 Exchangeable Shares.
(6)	Includes 250,000 Exchangeable Shares, 100,000 Flow-Through Special Warrants, and 230,300 common shares and 100,000 Flow-Through Special Warrants owned by Teresa Bentsen.
(7)	Includes 250,000 Exchangeable Shares and 200,000 shares owned by Bel Cal Holdings Ltd.
(8)	Includes 250,000 Exchangeable Shares, and 50,000 Flow-Through Special Warrants owned by 707106 Alberta Ltd.
(9)	Includes 70,000 Flow-Through Special Warrants.
(10)	Includes 150,000 Exchangeable Shares.
(11)	Includes 18,200 Flow-Through Special Warrants.
(12)	Includes 2,975,000 Exchangeable Shares, and 338,200 Flow-Through Special Warrants.

Changes in Control

As a result of the acquisition of Damascus Energy Inc. (“Damascus”) and 1289307 Alberta Ltd. (“1289307”), the stockholders of Damascus and 1289307 acquired voting control as to 33.3%. of which 31.6% is attributable to Damascus and 1.7% to 1289307,  of the then outstanding voting stock through the issuance of the Class A and Class B Preferred Voting Stock.

Prior to the acquisition of Damascus and 1289307, Winston Cabell resigned as a director of the Company.  Upon the closing of the Damascus acquisition, John P. Thornton resigned as a director and appointed Michael S. Vandale, to serve as a director of the Company.  Pursuant to the acquisition of 1289307, Michael S. Vandale appointed Rod Maxwell, Mark L. Bentsen, and Greg Belzberg to the Board of Directors.

Except as disclosed above with respect to the appointment of officers and directors, there are no arrangements or understandings among members of the former officers and directors and their associates and the new officers and directors and their associates with respect any matter.

Equity Compensation Plan Information

The following table sets forth information as of the end of the most recently completed fiscal year, May 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	-0-	-0-	-0-
Equity compensation plans not approved by security holders	3,225,000	$1.40	1,103,805
Total	3,225,000	$1.40	1,103,805

2004 Stock Option Plan.  On October 29, 2004, our Board of Directors adopted a 2004 Stock Option Plan under which incentive stock options and non-qualified stock options to purchase a total of 3,000,000 shares may be granted to employees, and non-employees, such as directors and officers.

The board of directors administers the Stock Option Plan.  Options may be granted for up to 10 years at not less than the fair market value at the time of grant, except that the term may not exceed five years and the price must be 110% of fair market value for any person who at the time of grant owns more than 10% of the total voting power of the Company.  Unless otherwise specified in an optionee’s agreement, options granted under the Plan shall vest in full immediately.  The Plan will remain in effect until the board of directors terminates it, except that no incentive stock option, as defined in Section 422 of the Internal Revenue Code, may be granted after October 29, 2014.

Options may be exercised by payment of the option price (i) in cash, (ii) by tender of shares of Company common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the board of directors may approve at the time the option is granted.

2005 Stock Option Plan.  On August 22, 2005, our Board of Directors adopted a 2005 Stock Option Plan under which incentive stock options and non-qualified stock options to purchase a total of 2,250,000 shares may be granted to employees, and non-employees, such as directors and officers.

The board of directors administers the Stock Option Plan.  Options may be granted for up to 10 years at not less than the fair market value at the time of grant, except that the term may not exceed five years and the price must be 110% of fair market value for any person who at the time of grant owns more than 10% of the total voting power of the Company.  Unless otherwise specified in an optionee’s agreement, options granted under the Plan shall vest in full immediately.  The Plan will remain in effect until the board of directors terminates it, except that no incentive stock option, as defined in Section 422 of the Internal Revenue Code, may be granted after August 22, 2015.

Options may be exercised by payment of the option price (i) in cash, (ii) by tender of shares of Company common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the board of directors may approve at the time the option is granted.

2006 Stock Option Plan.  On May 15, 2006, our Board of Directors adopted a 2006 Stock Option Plan under which incentive stock options and non-qualified stock options to purchase a total of 1,500,000 shares may be granted to employees, and non-employees, such as directors and officers.

The board of directors administers the Stock Option Plan.  Options may be granted for up to 10 years at not less than the fair market value at the time of grant, except that the term may not exceed five years and the price must be 110% of fair market value for any person who at the time of grant owns more than 10% of the total voting power of the Company.  Unless otherwise specified in an optionee’s agreement, options granted under the Plan shall vest in full immediately.  The Plan will remain in effect until the board of directors terminates it, except that no incentive stock option, as defined in Section 422 of the Internal Revenue Code, may be granted after May 15, 2016.

Options may be exercised by payment of the option price (i) in cash, (ii) by tender of shares of Company common stock which have a fair market value equal to the option price, or (iii) by such other consideration as the board of directors may approve at the time the option is granted.

2007 Stock Option Plan.  On July 17, 2007, our Board of Directors adopted a 2007 Stock Option Plan under which incentive stock options and non-qualified stock options to purchase an adjustable number of shares equal to 10% of the issued and outstanding shares of common stock may be granted to employees, directors, officers, and non-employees.

The board of directors administers the Stock Option Plan.  Options may be granted for up to 10 years at not less than the fair market value at the time of grant.  Options granted under the Plan shall vest in according to the terms established by the board of directors.  The Plan will remain in effect until the board of directors terminates it.

Options may only be exercised by payment of the option price in cash or certified funds for the full exercise price.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Michael Vandale

At the time of the acquisition of Damascus, Michael Vandale, the president and director of Damascus, was a director of Energy.  In connection with the acquisition transaction, Mr. Vandale received $244,840.

In connection with our private placement of 3,240,000 flow-through common stock completed in January 2007, we paid finder’s fees equal to 7% of the amount raised.  Michael Vandale received $114,428 in this regard.

On December 12, 2006, 1286664 Alberta Ltd. (“1286664”), a private Alberta corporation wholly owned by Michael Vandale, entered into a Farmout Agreement with Bounty Developments Ltd relating to the Petroleum and Natural Gas Rights of the Firebag Oil Sands Project.  On December 21, 2006, under the general conveyance agreement, 1286664 conveyed all rights, title and interest in the Firebag Oil Sands Project farmout agreement to 1289307, who issued a promissory note in the amount of $1,000,000 to 1286664.  On December 21, 2006, pursuant to the acquisition of 1289307, we assumed the promissory note issued by 1289307 to 1286664.  .

In addition, Michael Vandale owes the Company a net amount of $5,729, which includes a payable to Mr. Vandale of $1,000,000 and a receivable from Mr. Vandale of $1,000,000.

David Stadnyk

David Stadnyk and/or companies under his control have advanced sums to us from time to time for working capital needs.  Mr. Stadnyk was formerly one of our officers and directors.  Interest did not accrue and there was no date established for repayment.  At May 31, 2006 and 2005, $86,878 and $342,813, respectively, were owed to directly or indirectly to Mr. Stadnyk.  We paid Mr. Stadnyk in equal installments of $10,594 per month during the fiscal year ending May 31, 2006.  The balance due at May 31, 2006 was paid in three installments of $15,794, $21,864 and $49,220.  The last installment was paid as part of the closing conditions of the Damascus acquisition.

As a condition to closing the acquisition of Damascus, we were required to terminate our management agreement with David Stadnyk.  We paid $175,000 to Mr. Stadnyk as a result of such termination.  We also paid Mr. Stadnyk $49,220 of management fees due and owing at the time of such termination.

At May 31, 2007, David Stadnyk owes the Company $1,075 for miscellaneous items.

Future Transactions

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

Director Independence

Mark L. Bentsen, Roderick D. Maxwell, and Greg L. Belzberg are considered independent directors.  We define director independence in accordance with Rule 4200(a)(15) of the NASD.

ITEM 13.   EXHIBITS.

Regulation S-B Number	Exhibit

2.1	Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (1)

2.2	Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation (2)

2.3	Share Exchange Agreement among the shareholders of Damascus Energy Inc., Patch Energy Inc., Patch International Inc., and Damascus Energy Inc. dated December 15, 2006 (3)

2.4	Share Exchange Agreement among the shareholders of 1289307 Alberta Ltd., Patch Energy Inc., Patch International Inc., and 1289307 Alberta Ltd. dated January 16, 2007 (4)

Regulation S-B Number	Exhibit

3.1	Articles of Incorporation, as amended (5)

3.2	Bylaws (5)

3.3	Certificate of Change Pursuant to NRS 78.209 (6)

3.4	Certificate of Change Pursuant to NRS 78.209 (7)

3.5	Certificate of Amendment to Articles of Incorporation (8)

4.1	Certificate of Designation of Class A Preferred Voting Stock (3)

4.2	Certificate of Designation of Class B Preferred Voting Stock (4)

4.3	Form of Non-Flow-Through Special Warrant Certificate (9)

4.4	Form of Flow-Through Special Warrant Certificate (9)

4.5	Form of Bonus Warrant Certificate (9)

4.6	Form of Agent Warrant Certificate (9)

10.1	Management services agreement with David Stadnyk dated May 1, 2005 (5)

10.2	Change of Control Agreement with David Stadnyk dated May 1, 2005 (5)

10.3	2006 Stock Option Plan (10)

10.4	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of Damascus Energy Inc. dated December 15, 2006 (3)

10.5	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated December 15, 2006 (3)

10.6	Farmout Agreement Between Damascus Energy Inc. and Bounty Developments Ltd. dated November 30, 2006 (11)

10.7	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of 1289307 Alberta Ltd. dated January 16, 2007 (4)

10.8	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated January 16, 2007 (4)

10.9	Farmout Agreement dated December 12, 2006 (4)

10.10	Conveyance Agreement among 1289307 Alberta Ltd and 1286664 Alberta Ltd. dated December 21, 2006 (4)

10.11	Demand Promissory Note issued by 1289307 Alberta Ltd to 1286664 Alberta Ltd. dated December 21, 2006 (4)

Regulation S-B Number	Exhibit

10.12	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated January 22, 2007 (4)

10.13	Agency Agreement among Patch International Inc., Canaccord Capital Corporation and Wellington West Capital Markets Inc. dated February 27, 2007 (9)

10.14	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated February 20, 2007 (11)

10.15	Amending Agreement between Bounty Developments Ltd. and 1286664 Alberta Ltd., dated April 16, 2007 (11)

10.16	Confirmation of Earning between Damascus Energy Inc. and Bounty Developments Ltd. dated April 16, 2007 (11)

16	Letter from Morgan & Company dated March 8, 2007 (12)

21	Subsidiaries of the registrant (13)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley

(1)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 15, 2004, filed March 19, 2004.
(2)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated June 15, 2004, filed June 15, 2004.
(3)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated December 15, 2006, filed December 26, 2006.
(4)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated January 16, 2007, filed February 6, 2007.
(5)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005, filed September 14, 2005.
(6)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated July 8, 2005, filed July 19, 2005.
(7)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 14, 2006, filed March 14, 2006.
(8)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated September 14, 2007, filed September 17, 2007.
(9)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated February 27, 2007, filed March 1, 2007.
(10)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2006, filed August 24, 2006.
(11)	Incorporated by reference to the exhibits filed with the registrant’s quarterly report on Form 10-QSB for the quarter ended February 28, 2007, filed April 30, 2007.
(12)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 3, 2007, filed March 9, 2007.
(13)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form SB-2 filed May 9, 2007.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Morgan & Company audited our financial statements for the fiscal year ended May 31, 2006 and reviewed our quarterly financial statements for periods ended August 31, 2006 and November 30, 2006.  On March 5, 2007, weappointed KPMG LLP (“KPMG”) in Calgary, Canada as our registered independent public accountant to perform an audit for the fiscal year ended May 31, 2007 and to perform a review for fiscal quarter ended February 28, 2007.

Audit Fees

For the fiscal years ended May 31, 2007 and 2006, the principal accountants for the Company billed $107,000 and $14,500, respectively, for the audit of the annual financial statements and review of financial statements included in the Form 10-QSB filings of the Company.

Audit-Related Fees

For the fiscal years ended May 31, 2007 and 2006, the principal accountants for the Company billed $83,700 and $16,830, respectively, for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the fiscal years ended May 31, 2007 and 2006, the principal accountants for the Company billed $14,300 and $8,700 for tax compliance, tax advice, and tax planning work for fiscal years 2007 and 2006.

All Other Fees

There were fees billed by the principal accountants for the Company of $15,000 for services other than those disclosed above for the fiscal year 2007.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s board of directors obtains an estimate for the service to be performed.  All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCH INTERNATIONAL INC.

Date: September 24, 2007	/s/ Jason G. Dagenais
Jason G. Dagenais, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason G. Dagenais	Chief Operating Officer	September 24, 2007
Jason G. Dagenais	(Principal Executive Officer)

/s/ Thomas K. Rouse	Chief Financial Officer	September 24, 2007
Thomas K. Rouse	(Principal Financial Officer)

/s/ Michael S. Vandale	Director	September 24, 2007
Michael S. Vandale

/s/ Mark L. Bentsen	Director	September 24, 2007
Mark L. Bentsen

/s/ Roderick D. Maxwell	Director	September 24, 2007
Roderick D. Maxwell

/s/ Greg L. Belzberg	Director	September 24, 2007
Greg L. Belzberg

PATCH INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Stated in U.S. Dollars)

Patch International Inc.
May 31, 2007

Index

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations	F-3

Consolidated Statements of Cash Flows	F-4

Consolidated Statements of Stockholders’ Equity (Deficit)	F-5

Notes to the Consolidated Financial Statements	F-6

Independent Auditors’ Report

The Board of Directors

Patch International Inc.

We have audited the accompanying consolidated balance sheet of Patch International Inc. as of May 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Patch International Inc. as at May 31, 2006 and for the year ended May 31, 2006 were audited by other auditors whose report dated July 28, 2006 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patch International Inc. as of May 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

As discussed in Note 13 to the consolidated financial statements, as of June 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KPMG LLP

KPMG LLP
Calgary, Canada
September 21, 2007

PATCH INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(Stated in U.S. Dollars)

	May 31, 2007	May 31, 2006
	$	$
ASSETS
Current Assets
Cash and cash equivalents	6,590,466	4,473,444
Accounts receivable	18,966	29,260
Due from related parties (Note 5)	1,009,697	-
Prepaid expenses and other	71,480	70,603

Total Current Assets	7,690,609	4,573,307
Marketable securities (Note 6)	850,000	7,241,000
Joint venture receivable (Note 7)	323,394	-
Property and equipment	98,916	1,452
Oil and gas interests (successful efforts method) (Note 8)	37,658,925	2,964,017

Total Assets	46,621,844	14,779,776

LIABILITIES & STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	2,756,345	215,694
Income taxes payable (Note 15)	2,785,763	2,181,000
Due to related parties (Note 5)	1,000,000	86,878

Total Current Liabilities	6,542,108	2,483,572
Exchangeable shares (Note 9)	20,150,772	-
Special warrants (Note 10)	26,505,862	-
Asset retirement obligations (Note 11)	129,959	34,379

Total Liabilities	53,328,701	2,517,951

Non-controlling Interest	-	570,862

STOCKHOLDERS’ EQUITY
Class A Preferred Voting Stock (Note 12): 1 share authorized with par value of $0.01 per share; 1 share issued and outstanding	-	-

Class B Preferred Voting Stock (Note 12): 10,000 shares authorized with par value of $0.01 per share; 1 share issued and outstanding	-	-

Common Stock: 25,000,000 common shares authorized with par value of $0.001 per share (Note 20) 20,239,774 shares issued and outstanding (May 31, 2006 – 15,163,112 shares) (excludes 2,000 shares held in treasury (Note 13))	20,240	15,163
Additional paid-in capital	10,111,507	3,335,380
Stock subscriptions receivable	(38,500)	-
Accumulated other comprehensive (loss) income	837,870	7,352,558
Retained earnings (deficit)	(17,637,974)	987,862

Total Stockholders’ Equity	(6,706,857)	11,690,963

Total Liabilities and Stockholders’ Equity	46,621,844	14,779,776

Future Operations (Note 2)
Commitments (Note 17)
Contingent Liabilities (Note 19)

Subsequent event (Note 20)

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

	For the Year Ended May 31
	2007	2006
	$	$
Revenue
Oil and gas	15,581	43,668

Expenses
Oil and gas production and royalties	30,179	19,476
General and administrative	6,621,338	1,967,210
Interest	53,038	-
Depletion, depreciation, accretion and impairment of oil and gas property	5,087,858	196,646
Dry hole costs	5,664,773	-
Geological and geophysical costs	2,468,056	-

Total operating expenses	19,925,242	2,183,332

Other income (expenses)

Interest and other	206,749	83,557
Gain on dilution	-	101,664
Financing costs (Note 10)	(633,263)	-
Holding loss on exchangeable shares and special warrants (Notes 9 & 10)	(14,161,373)	-
Holding loss on marketable securities (Note 6)	(1,045,921)	-
Gain on foreign exchange	2,620,571	42,820
Gain on sale of marketable securities	13,684,318	6,962,937

Total other income (loss)	671,081	7,190,978

Net income (loss) before discontinued operations	(19,238,580)	5,051,314

Discontinued operations (Note 14)	(424,379)	42,041
Gain on sale of investment and oil and gas assets (Note 14)	612,937	-

Income (loss) before income taxes	(19,050,022)	5,093,355

Provision for income taxes (Note 15)
Current	2,785,763	2,406,243
Deferred (reduction)	(3,213,573)	-
	(427,810)	2,406,243
Net income (loss)	(18,622,212)	2,687,112

Other comprehensive income (loss) (Note 16)

Marketable securities:
Reclassification to realized gain	(7,240,999)	(2,364,217)
Holding gain (loss)	-	3,598,217
Increase (decrease) in unrealized gain on marketable securities	(7,240,999)	1,234,000

Foreign currency translation adjustment	726,311	111,560

Other comprehensive income (loss)	(6,514,688)	1,345,560

Comprehensive income (loss)	(25,136,900)	4,032,672

Net income (loss) per share
Basic	$(1.05)	$0.19
Diluted	$(1.05)	$0.19
Weighted average number of common shares outstanding
Basic	17,698,000	13,854,000
Diluted	17,698,000	14,508,000

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Stated in U.S. Dollars)
	For the Year Ended May 31
	2007	2006
	$	$
Operating Activities
Net income (loss)	(18,622,212)	2,687,112
Adjustments for items not involving cash:
Depletion, depreciation, accretion and impairment of oil and gas property	5,087,858	265,756
General and administrative	660,000
Stock-based compensation	3,136,343	787,310
Financing costs	633,263	-
Holding loss on exchangeable shares and special warrants	14,161,373	-
Gain on sale of marketable securities	(13,684,318)	(6,962,937)
Holding loss on marketable securities	1,045,921
Gain on sale of investment in oil and gas assets	(612,937)	-
Gain on foreign exchange	(2,620,571)	-
Deferred taxes	(3,213,573)	-
Gain on dilution	-	(101,664)
Non-controlling interest in net loss	-	(13,600)
Increase in accounts receivable	(5,087)	(7,506)
(Increase) decrease in prepaid expenses and other	2,671	(69,373)
Increase in due to related parties	(95,379)	(255,935)
Increase in accounts payable and accrued liabilities	(10,762,151)	(82,313)
Increase in income taxes payable	604,763	2,181,000
Net cash used in continuing operations	(24,284,036)	(1,572,149)
Discontinued operations	(6,888)	45,953
Net cash used in operating activities	(24,290,924)	(1,526,196)
Investing Activities
Capital contribution to limited partnership	(306,901)	-
Purchase of equipment	(88,619)	-
Net proceeds on sale of subsidiary and limited partnership	771,742	-
Oil and gas interests, net of dispositions	(10,123,071)	(2,436,705)
Proceeds on sale of marketable securities	13,684,319	6,962,937
Net cash provided by investing activities	3,937,470	4,526,232
Financing Activities
Third party contribution to limited partnership	-	666,996
Proceeds from special warrants	18,759,033	-
Proceeds from common stock	3,609,047	743,750
Acquisition of treasury stock	(6,309)	(111,077)
Net cash provided by financing activities	22,361,771	1,299,669
Effect of exchange rate changes on cash	108,705	44,867
Change in cash and cash equivalents for the period	2,117,022	4,344,572
Cash and cash equivalents, beginning of period	4,473,444	128,872

Cash and cash equivalents, end of period	6,590,466	4,473,444

CASH AND CASH EQUIVALENTS CONSIST OF:
Cash in bank	304,821	1,183,931
Term deposits	6,285,645	3,289,513
	6,590,466	4,473,444
NON-CASH ITEMS
Shares received for sale of assets	1,956,990	-
Common stock issued for working interest in oil sands property	-	472,500
Common shares issued on the acquisition of Damascus Energy Inc. (Note 9(a))	12,442,965	-

SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	2,256,649	225,243
Interest paid	49,525	36,560

The accompanying notes are an integral part of these consolidated financial statements

PATCH INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Stated in U.S. Dollars)

							Accumulated
					Additional	Stock	Other	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Earnings	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	(Deficit)	Equity

Balance, May 31, 2005	-	$-	12,753,410	$12,753	$1,410,837	$(4,000)	$6,006,999	$(1,660,780)	$5,765,809
Stock adjustments due to reverse and forward stock splits	-	-	653	-	-	-	-	-	-
Stock options exercised for cash	-	-	1,832,500	1,833	737,917	-	-	-	739,750
Common stock issued for working interest in oil sands property	-	-	437,500	438	472,062	-	-	-	472,500
Common stock issued for consulting and investor relations services	-	-	337,799	338	266,162	-	-	-	266,500
Stock options issued for consulting services	-	-	-	-	520,810	-	-	-	520,810
Stock subscriptions received	-	-	-	-	-	4,000	-	-	4,000
Acquisition of treasury stock	-	-	(198,750)	(199)	(72,408)	-	-	(38,470)	(111,077)
Accumulated other comprehensive income	-	-	-	-	-	-	1,345,559	-	1,345,559
Net income for the year	-	-	-	-	-	-	-	2,687,112	2,687,112
Balance, May 31, 2006	-	$-	15,163,112	$15,163	$3,335,380	$-	$7,352,558	$987,862	$11,690,963
Stock options exercised for cash	-	-	1,590,000	1,590	1,144,410	(38,500)	-	-	1,107,500
Common stock issued by private placement	-	-	3,240,000	3,240	2,601,229	-	-	-	2,604,469
Acquisition of treasury stock and cancelled	-	-	(3,588)	(3)	(1,127)	-	-	(3,624)	(4,754)
Acquisition of treasury stock			(2,000)	(2)	(1,553)	-	-	-	(1,555)
Acquisition of Damascus Energy Inc.	1	-	-	-	-	-	-	-	-
Acquisition of 1289307 Alberta Ltd.	1	-	-	-	-	-	-	-	-
Share issuance costs					(102,922)				(102,922)
Stock-based compensation	-	-	252,250	252	3,136,090	-	-	-	3,136,342
Accumulated other comprehensive income	-	-	-	-	-	-	(6,514,688)	-	(6,514,688)
Net loss for the year	-	-	-	-	-	-	-	(18,622,212)	(18,622,212)
Balance, May 31, 2007	2	$-	20,239,774	$20,240	$10,111,507	$(38,500)	$837,870	$(17,637,974)	$(6,706,857)

All per share amounts have been retroactively restated to reflect the 1 for 10 reverse common stock split on

July 25, 2005 and the 2.5 for 1 forward common stock split on March 27, 2006.

The accompanying notes are an integral part of these consolidated financial statements

1.	ORGANIZATION AND NATURE OF OPERATIONS

Patch International, Inc. (the “Company”) was incorporated in the State of Nevada on June 20, 1997.  Effective June 15, 2004, the Company changed its domicile from Utah to Nevada.  Effective March 15, 2004, the Company acquired all the issued and outstanding common stock of Patch Energy Inc. (“Energy”), a private company incorporated in British Columbia, Canada, which is involved in the exploration, development and production of oil and natural gas. Prior to the acquisition, the Company was a non-operating corporation with nominal net assets. The acquisition is a capital transaction in substance and therefore has been accounted for as a recapitalization of the Company. Accordingly, because Energy is deemed to be the purchaser for accounting purposes, these consolidated financial statements are presented as a continuation of Energy and include the results of operations of Energy since incorporation on February 11, 2002, and the results of operations of the Company since the date of acquisition on March 15, 2004.

On February 3, 2006, the Company, through its subsidiary Energy, incorporated a wholly-owned subsidiary, Patch Oilsands Ltd. (“Oilsands”) in British Columbia, Canada.  On February 27, 2006, the Company formed Patch Oilsands Limited Partnership (the “Partnership”), a Canadian limited partnership, of which Energy owned a 75% interest and Oilsands was the general partner.  On March 8, 2007, Energy sold its interest in both Oilsands and Partnership as a part of a sale of assets to Great Northern Oilsands Inc. (Note 14).

On December 15, 2006, the Company acquired 100% of the issued and outstanding share capital of Damascus Energy Inc. in consideration for one share of Class A Preferred Voting Stock of the Company and 9,426,489 shares of Series A Preferred Stock of Patch Energy Inc. that are exchangeable for 9,426,489 shares of the Company’s common stock. Refer to Note 9(a).

On January 16, 2007, the Company acquired 100% of the issued and outstanding share capital of 1289307 Alberta Ltd. in consideration for one share of Class B Preferred Voting Stock of the Company and 500,000 shares of Series A Preferred Stock of Patch Energy Inc. that are exchangeable for 500,000 shares of the Company’s common stock. Refer to Note 9(b).

Effective June 1, 2007, both Damascus Energy Inc. and 1289307 Alberta Ltd. were merged with Patch Energy Inc. and ceased to exist as separate entities.

2.       FUTURE OPERATIONS

The financial statements have been prepared on a going concern basis.  The Company incurred a net loss of $18.6 million for the year ended May 31, 2007, had an accumulated deficit of $17.6 million and positive working capital of $1.1 million.  In addition, the Company has a $7.7 million flow-through share commitment, which if not met by January 2009, will require the Company to reimburse the subscribers for any tax payable as a result of its failure to meet its flow-through share commitment.  The Company currently anticipates spending its existing funds in the current fiscal year to maintain operations and additional funding will be required to meet the flow-through share commitment and for expenditures connected with the acquisition, exploration and appraisal of new and existing oil and gas projects.

The ultimate development of the Company’s oil and gas projects, if proven commercial, will require additional funding.  The Company’s future operations are dependent upon its ability to obtain additional funding and ultimately achieve profitable operations.  The outcome of these matters cannot be predicted with certainty at this time.  The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to secure additional funding or obtain profitable operations.

3.         SIGNIFICANT ACCOUNTING POLICIES

a)	Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated. These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is May 31.

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

b)	Use of Estimates

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

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued liabilities and amounts due to/from related parties, approximated fair value at May 31, 2007 and 2006.

d)	Marketable Securities

The Company reports investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment. All investment securities are designated as available for sale with unrealized gains and losses included in stockholders' equity. The Company regularly reviews investment securities for impairment based on criteria that include the extent to which the investment's carrying value exceeds its related market value, the duration of the market decline, the Company’s ability to hold to recovery and the financial strength and specific prospects of the issuer of the security. Unrealized losses that are other than temporary are recognized in earnings. Realized gains and losses are accounted for on the specific identification method.

The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. When determining whether a decline is other-than-temporary, the Company examines (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value: (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee: and (iii) the Company’s intent and ability to retain its investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value.

e)	Property and Equipment

Property and equipment consists of office furniture and computer hardware and software and is recorded at cost.  Amortization is calculated at the rate of 30% per annum using the declining balance method.

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

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

g)	Flow-through Shares

A portion of the Company’s exploration activities have been financed through the issue of flow-through common shares and flow-through Special Warrants.  Under the terms of these issuances, the related resource expenditure deductions are renounced to the shareholder in accordance with income tax legislation in Canada.  Upon issue of the flow-through shares/warrants, the proceeds are allocated between the offering of shares and the sale of tax benefits to investors.  The allocation is made based on the difference between the quoted price of the Company’s shares and the amount received for the flow-through shares, with a liability being recognized for the difference.  The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time.  Income tax expense is recognized for the difference between the amount of the deferred tax liability recognized on issuance.

           h)           Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”.  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets.

            i)           Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

j)	Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with SFAS No. 52 “Foreign Currency Translation”, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. The functional currency of the Company’s Canadian subsidiaries is the Canadian dollar. Their financial statements are translated to United States dollars under the current rate method in accordance with SFAS No. 52. Assets and liabilities are translated into U.S. dollars at rates of exchange in effect at the balance sheet date. Average rates for the year are used to translate revenues and expenses. The cumulative translation adjustment is reported as a component of accumulated other comprehensive income.

k)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at May 31, 2007 and 2006 the components of comprehensive income included unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments.

l)	Minority Interest

The Company consolidated its investment in Patch Oilsands Limited Partnership (the “Partnership”). The Company recorded a gain on dilution, which is the difference between Energy’s contribution to the Partnership (70%) and its equity interest (75%). For the year ended May 31, 2006 this gain totalled $101,664 (May 31, 2007 – Nil).  Non-controlling interest on the consolidated balance sheet at May 31, 2006 represents the 25% minority interest in the net loss and 25% of the net assets of the Partnership.  On March 8, 2007 the Company sold its entire interest in the Partnership, as part of the disposition of assets to Great Northern Oilsands Inc. (Note 14), therefore there is no minority interest or non-controlling interest recorded for the year ended May 31, 2007.

m)	Revenue Recognition

The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectibility of the revenue is probable.

3.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

n)	Income Taxes

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

o)	Stock-Based Compensation

Prior to June 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all stock-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all stock-based payments granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123R. Results for prior periods have not been restated.

p)	Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Under the provisions of SFAS No. 128, basic income (loss) per share is computed using the weighted average number of common stock outstanding during the periods.  Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  As the Company generated a net loss in the year ended May 31, 2007, the basic and diluted loss per share is the same for that year as any exercise of options or warrants would be anti-dilutive.

4.	RECENT PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted. However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of the Company.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement will not have a material effect on the Company's future reported financial position or results of operations.

4.	RECENT PRONOUNCEMENTS (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109.”  FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140.  The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs.  SFAS No. 156 is effective for an entity’s first fiscal year beginning after September 15, 2006.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments.  SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis.  SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.  SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

5.         DUE TO/FROM RELATED PARTIES

a)
Related parties include former and current directors and officers and companies with common management and directorships.  Related party accounts are unsecured with no fixed terms of interest or repayment.  At May 31, 2007, $1,009,697 (May 31, 2006 - $86,878 owing to related parties) was due from related parties, of which $1,005,729 is due from a current director of the Company.

b)
At the time of acquisition of Damascus Energy Inc. the president of Damascus was also a director of Patch Energy Inc.  In conjunction with this acquisition (as disclosed in Note 9(a)) a director of the Company received $244,840 (CAD$283,019).

c)
An officer and the then sole director of the Company earned a fee of $1,000,000 for the facilitation of the acquisition of the Firebag Oil Sands Project contained in 1289307 Alberta Ltd. (as disclosed in Note 9(b)) by the Company.  These properties were previously owned by a company controlled by this officer who was at the time the sole director of the Company.  The timing of this  payment is subject to certain conditions as set out in an agreement between the parties.

d)
During the year ended May 31, 2007, the Company paid $525,298 (2006 - $198,677) in management fees to former directors and officers of the Company, of which $415,000 related to severance pay to former directors and officers.

e)
A finders’ fee of $114,428 (CAD$132,300) was paid to an officer and the then sole director of the Company in connection with the flow-through private placement as described in Note 13.

The above transactions have been measured in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the related parties.

6.	MARKETABLE SECURITIES

During the year ended May 31, 2007, the Company sold 6,791,937 Pharmaxis Ltd. (“Pharmaxis”) shares, an Australian company listed on the Australian Stock Exchange, for gross proceeds of $13,684,319, and realized a gain of $13,684,318, before applicable taxes.  The Company recorded the ordinary shares of Pharmaxis at market value, net of tax.  At May 31, 2007, the Company owns no ordinary shares (May 31, 2006 – 6,791,937) of Pharmaxis.

The Company paid Australian taxes of $2,256,649 (AUS$2,861,657) (Note 15) on sales of Pharmaxis’ shares up to May 31, 2006, on December 1, 2006.  The Company has accrued an estimate of Australian taxes of $2,785,763 (AUS$3,367,702) on the sale of its remaining Pharmaxis’ shares during the year ended May 31, 2007.

As a part of its sale of assets to Great Northern Oilsands Inc. (“GNOS”) (Note 13), the Company received 1,000,000 Rule 144 restricted common shares of GNOS with a value of $1,956,990 (CAD$2,100,000) at May 31, 2007.  Effective April 16, 2007 GNOS announced the forward split of its common stock on a 50 to 1 basis.  As a result, the Company holds 50,000,000 shares of GNOS at May 31, 2007 with a market value for the shares at May 31, 2007 of $850,000.  These shares are held in trust for the Company and have been classified as marketable securities.

Market Value
May 31, 2007

50,000,000 ordinary shares – Great Northern Oilsands Inc.	$ 850,000

Market Value
May 31, 2006

6,791,937 ordinary shares – Pharmaxis Ltd.	$ 7,241,000

7.	JOINT VENTURE RECEIVABLE

Pursuant to the terms of the Farmout Agreement on the Dover (Ells) property, the Company has earned an 80% working interest in the joint lands by drilling 16 evaluation wells on the property.  Subsequent to meeting its earning requirements the Company drilled an additional 3 evaluation wells on the property.  The Company is responsible for its 80% share of the costs of these 3 additional evaluation wells and pursuant to the terms of the Farmout Agreement the Company will finance its joint venture partner for its 20% share of the costs of these 3 additional evaluation wells.  The joint venture partner’s share of the additional well costs will be repaid upon the earlier of the sale of the Company’s interest in the property or 10 years from the abandonment of these 3 additional wells.  Interest shall accrue on the outstanding amount at the Bank of Canada’s prime rate plus 1% until the amount is repaid.  At May 31, 2007 the amount owing to the Company is $323,394.

8.	OIL AND GAS INTERESTS

	May 31, 2007	May 31, 2006

OIL AND GAS INTERESTS – SUCCESSFUL EFFORTS METHOD

Balance beginning of the year	$2,964,017	$198,284
Expenditures and acquisitions	50,566,872	3,029,321
Dispositions	(2,651,277)	-
Depletion, depreciation and impairment of oil and gas property	(5,087,858)	(193,888)
Dry well and abandoned interests	(5,664,773)	(69,700)
Geological and geophysical costs	(2,468,056)	-

Balance end of the year	$37,658,925	$2,964,017

Effective December 15, 2006 the Company acquired Damascus Energy Inc. (Note 9(a)) for total share consideration of $12,442,965.  The Oil and Gas Interests acquired in this transaction were valued at $23,475,628 with the majority of this value attributable to the Dover Oil Sands Project.  Additional drilling and seismic activity, which earned the Company an 80% working interest on the Dover lands during the period from December 15, 2006 to May 31, 2007 totalled approximately $11.8 million.  Effective January 16, 2007 the Company acquired 1289307 Alberta Ltd. (Note 9(b)).  The Oil and Gas Interests acquired in this transaction were valued at $5,417,197, all attributable to the Firebag Oil Sands Project.

8.	OIL AND GAS INTERESTS (Continued)

Additional drilling and seismic activity, which earned the Company a 75% working interest, on the Firebag lands during the period from January 16, 2007 to May 31, 2007 totalled approximately $5.5 million. The remainder of the expenditures and acquisitions during the year relate primarily to drilling activity on the Company’s non-core conventional asset base, of which the majority was disposed of in the transaction with Great Northern Oilsands Inc. (Note 14).  All properties are classified as unproved properties as no proven reserves exist.  All activity relating to Oil and Gas Interests by the Company is located in Canada.

In accordance with successful efforts accounting for oil and gas interests the Company has expensed all geological and geophysical costs incurred.  The drilling costs associated with the Firebag properties have been expensed in the year as the drilling results on the property did not support recoverability of these costs.  In addition, the Company has charged to earnings approximately $5.0 million of the carrying value of its costs in acquiring its interests in the Firebag property.

9.	ACQUISITIONS

a)
The Company entered into a Share Exchange Agreement dated December 1, 2006 with Damascus Energy Inc. (“Damascus”), whereby the Company would acquire 100% of the issued and outstanding share capital of Damascus.  The transaction closed on December 15, 2006, and is accounted for using the purchase method.  By acquiring Damascus the Company received the right to earn up to an 80% working interest in the Dover Oil Sands Project.  The consolidated statements of operations for the Company includes the operating results of Damascus from the date the transaction closed to May 31, 2007.  Under the terms of the Share Exchange Agreement, because the Company did not have enough authorized shares to effect the transaction, Energy acquired all of the issued and outstanding common shares of Damascus (18,852,978 common shares) in consideration for one share of Class A Preferred Voting Stock of the Company and 9,426,489 shares of Series A Preferred Stock of Energy (the “Exchangeable Shares”) that are exchangeable for 9,426,489 shares of the Company’s common stock. Refer to Note 12.  The Exchangeable Shares will be exchanged when the Company has increased its authorized common stock, however no recourse exists should approval not be received by the Company allowing for the conversion of the Exchangeable Shares into the Company’s common stock.  The shares were valued at $1.32, based upon the market price of the Company’s common shares at the closing date of the transaction.  During the next fiscal year adjustments may be made to finalize the purchase price equation.  The president of Damascus, who was also a director of Energy prior to the acquisition, was appointed to serve as a director of the Company.  A director of Energy received $244,840 (CAD$283,019) in connection with the acquisition.

The purchase price was allocated to the following assets and liabilities:

Accounts receivable	$279,368
Oil and gas interests	23,475,628
Accounts payable and accrued liabilities	(7,597,054)
Other current liabilities	(427,871)
Asset retirement obligation	(73,534)
Deferred income taxes	(3,213,572)

Paid by issuance of 9,426,489 shares of Series A preferred stock of Patch Energy Inc., and 1 share of Class A preferred voting stock of Patch International Inc.	$12,442,965

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

9.       ACQUISITIONS (Continued)

	June 1, 2006 to May 31,	June 1, 2005 to May 31,
	2007	2006
	$	$

Pro Forma Revenue	24,644	43,668

Pro Forma Net Income (Loss)	(19,367,854)	2,679,581

Pro Forma Net Income (Loss) Per Share – Basic and Diluted	(1.09)	0.19

b)
The Company entered into a Share Exchange Agreement dated December 21, 2006 with 1289307 Alberta Ltd. (“1289307”), whereby the Company would acquire 100% of the issued and outstanding share capital of 1289307.  The transaction closed on January 16, 2007, and is accounted for using the purchase method.  By acquiring 1289307 the Company received the right to earn up to a 75% working interest in the Firebag Oil Sands Project.  The consolidated statements of operations for the Company includes the operating results of 1289307 from the date the transaction closed to May 31, 2007.  Under the terms of the Share Exchange Agreement, because the Company did not have enough authorized shares to effect the transaction, Energy acquired all of the issued and outstanding common shares of 1289307 (500,000 common shares) in consideration for one share of Class B Preferred Voting Stock of the Company and 500,000 shares of Energy that are exchangeable for 500,000 shares of the Company’s common stock. Refer to Note 12.  The Exchangeable Shares will be exchanged when the Company has increased its authorized common stock, however no recourse exists should approval not be received by the Company allowing for the conversion of the Exchangeable Shares into the Company’s common stock.  The shares were valued at $1.32, based upon the market price of the Company’s common shares at the closing date of the transaction.  During the next fiscal year adjustments may be made to finalize the purchase price equation.  A private Alberta company controlled by an officer of the Company was repaid $1,000,000 for a promissory note in connection with the acquisition.

The purchase price was allocated to the following assets and liabilities:

Accounts receivable	$1
Oil and gas interests	5,417,197
Other current liabilities	(4,417,197)
Promissory note payable – Note 4(c)	(1,000,000)

Purchase price	$1

As this acquisition was part of a series of sequential transactions which reflect the acquisition of 1289307 by the Company the purchase price allocation presented above differs from that presented at February 28, 2007 as follows:

i)
Under the terms of the Firebag Oil Sands Project agreement, dated December 21, 2006, 1289307 assumed an obligation of $4,393,140 (CAD$5,100,000).  At February 28, 2007 this cash payment was recorded by the Company as a capital expenditure subsequent to the acquisition of 1289307.  However, since 1289307 had an obligation for this payment prior to its acquisition by the Company the costs have been reclassified and included as part of the initial purchase price of 1289307.

ii)
At February 28, 2007, the 500,000 Exchangeable Shares which were issued by the Company in conjunction with the acquisition of 1289307 was included in the purchase price.  These Exchangeable Shares, with a value of $660,000 based upon the market price of the Company’s common stock at the closing date of the transaction, have now been excluded from the purchase price of 1289307.  The $660,000 has been charged to net income in the current year as a fee paid by the Company to two individuals who were the shareholders of 1289307 and subsequently became directors of the Company.

9.        ACQUISITIONS (Continued)

The holders of the Series A Preferred shares of Patch Energy Inc. do not have any voting or economic interest in the operations and assets of Patch
Energy Inc.

The value of the purchase price, represented by the Series A Preferred Stock of Energy which is exchangeable into common stock of the Company, as disclosed in both Notes 9(a) and (b) totals $20,150,772 and has been presented as a liability on the face of the balance sheet as at May 31, 2007.  In accordance with EITF – 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, the Company determined that, at the classification assessment date, share settlement was not within the control of the Company, as shareholder approval was required, and therefore the value of the exchangeable shares is classified as a liability and is fair valued as at May 31, 2007, using a market price of $2.03 per share.  As of September 11, 2007 the share price was $1.06 per share.  The balance will be reclassified to stockholder’s equity once the Company has increased its authorized number of shares (Note 20).

	Issued	Issue Price	$

Exchangeable Shares:
Issued on acquisition of Damascus (Note 9(a))	9,426,489	$1.32	12,442,965
Issued in conjunction with the acquisition of 1289307 (Note 9(b))	500,000	$1.32	660,000
	9,926,489		13,102,965
Fair value adjustment – Exchangeable Shares	-		7,047,807
	9,926,489		20,150,772

10.	SPECIAL WARRANTS AND FLOW-THROUGH SPECIAL WARRANTS

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

Each Special Warrant entitles the holder to acquire one Unit of the Company, for no additional consideration.  Each Unit consists of one share of the Company’s common stock, subject to the Company increasing its authorized number of shares of common stock and one common share Bonus Warrant.  Each Bonus Warrant entitles the holder to receive, without additional consideration, up to 0.10 shares or 830,200 of the Company’s common stock, subject to the Company not completing certain filings on or before April 28, 2007 and not, (i) becoming a “reporting issuer” in any province or territory of Canada; (ii) having a registration statement declared effective in the United States; and (iii) having its common stock listed on the TSX Venture Exchange or Toronto Stock Exchange on or before September 25, 2007.  As at May 31, 2007, the Bonus Warrants can be converted into 166,040 shares of the Company’s common stock, without additional consideration, as the April 28, 2007 filing deadlines described above were not met.  Financing costs of $298,872 has been recorded for the year ended May 31, 2007 (May 31, 2006 – Nil) which represents the market value of the Company’s common stock at the date the Bonus Warrants became exercisable.

Each Flow-through Special Warrant entitles the holder to acquire, for no additional consideration, one share of the Company’s common stock upon the Company increasing its authorized number of share of the Company’s common stock.

The Company paid $1,183,646 in cash commissions to the agents and issued non-transferable agents’ warrants to purchase up to 762,645 shares of the Company’s common stock at an exercise price of $1.50 per share on the later of: (i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada, but no later than February 27, 2009.  The fair value of the Agents’ warrants of $1,281,244 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 138%; risk free interest rate of 4.54%; and expected life of 2 years.  For the year ended May 31, 2007, $334,391 has been determined to be the fair value representing the vested portion of the Agents’ warrants and has been included in financing costs.

The Company has accounted for the net proceeds received from the sale of the Special Warrants and the Flow-through Special Warrants and the value of the Bonus Warrants as a liability on the face of the balance sheet.  In accordance with EITF – 00-19, the Company determined that share settlement of the Special Warrants, Flow-through Special Warrants and Bonus Warrants is not within the control of the Company, as shareholder approval is required, and therefore, the value of these instruments is classified as a liability and is fair valued at May 31, 2007, using a price of $2.03 per share.  The balance will be reclassified to stockholder’s equity once the Company has increased it authorized number of shares (Note 20).

10.	SPECIAL WARRANTS AND FLOW-THROUGH SPECIAL WARRANTS (Continued)

	Issued	Issue Price	$

Special Warrants	8,302,000	$1.50	12,453,000
Flow-through Special Warrants	4,653,750	$1.65	7,678,687
			20,131,687
Less: Commissions and professional fees			(1,372,654)
Net proceeds			18,759,033
Agent’s Warrants	762,645		334,391
Bonus warrants	166,040		298,872
	13,884,435		19,392,296
Fair value adjustments:
Special Warrants and Flow-through Special Warrants			7,113,196
Agent’s Warrants			(37,819)
Bonus Warrants			38,189
	13,884,435		26,505,862

11.	ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated by management based on the Company’s net ownership in wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods.  At May 31, 2007 the total undiscounted value of the total asset retirement obligation is estimated to be $166,835.  These payments are expected to be made over the next 3 years.  The Company’s credit adjusted risk free rate of 6.5 percent and an inflation rate of 3.0 percent were used to calculate the present value of the asset retirement obligation.

The following table reconciles the Company’s asset retirement obligations:

	For the Year Ended May 31
	2007	2006

Beginning asset retirement obligations	$ 34,379	$ -
Liabilities incurred	-	32,834
Liabilities acquired	73,534	-
Revisions	20,858	-
Accretion	1,188	1,545

Total asset retirement obligations	$ 129,959	$ 34,379

12.	PREFERRED STOCK

The Company authorized two classes of preferred voting stock during the year ended May 31, 2007 as follows: one share of Class A Preferred Voting Stock, par value of $0.01 per share, and 10,000 shares of Class B Preferred Voting Stock, par value of $0.01 per share.  Refer to Notes 9(a) and (b).

The Class A Preferred Voting Stock has no dividend, or liquidation preferences over common stock holders.  This Class A Preferred Voting Share entitles 1286664 Alberta Ltd., as the trustee under the Exchange and Voting Trust Agreement and registered holder thereof, to attend and vote at all meetings of holders of shares of the Company’s common stock on behalf of the former shareholders of Damascus.  The maximum number of votes attached to this Class A Preferred Voting Share is that number of shares of the Company’s common stock into which the Exchangeable Shares issued in conjunction with the Class A Preferred Voting Share and at that time outstanding are then exchangeable, which is 9,426,489 as of the date of this financial statement.  The Class A Preferred Voting Share may be voted by proxy on all matters that may properly come before a meeting of the Company’s common shareholders. Prior to delivering a Class A Preferred Voting Share proxy, the trustee of the Class A Preferred Voting Share shall be obligated to determine the manner in which the holders of the then outstanding Exchangeable Shares issued in conjunction with the Class A Preferred Voting Share would vote on each matter put before the meeting of common shareholders.  The holder of the Class A Preferred Voting Share is then obligated to complete the Class A Preferred Voting Share proxy and record as votes in favour of the matter that number of votes equal to the number of common shares into which the Exchangeable Shares which voted in favour of the matter are then exchangeable and record as votes against the matter that number of votes equal to the number of the common shares into which the Exchangeable Shares which voted against the matter are then exchangeable.  The trustee is not entitled to cast any vote (either positive or negative) for which proxies have not been returned by the holder of the Exchangeable Shares.

12.	PREFERRED STOCK (Continued)

The Company has also designated 10,000 shares of Class B Preferred Voting Stock, of which one share is issued and outstanding.  The Class B Preferred Voting Stock has no dividend or liquidation preferences over common stock holders.  This Class B Preferred Voting Share entitles 1286664 Alberta Ltd., as the trustee under the Exchange and Voting Trust Agreement and registered holder thereof, to attend and vote at all meetings of holders of shares of the Company’s common stock on behalf of the shareholders of 1289307 Alberta Ltd.  The maximum number of votes attached to this Class B Preferred Voting Share is that number of shares of the Company’s common stock into which the Exchangeable Shares issued in conjunction with the Class B Preferred Voting Share and at that time outstanding are then exchangeable, which is 500,000 as of the date of this financial statement.  Except for the number of votes, the Class B Preferred Voting Stock is identical to the Class A Preferred Voting Stock.

13.	COMMON STOCK

During the year ended May 31, 2007, the Company issued 1,590,000 shares of common stock and received $1,146,000 in cash proceeds from the exercise of stock options.  The Company has recorded a stock subscription receivable of $38,500 related to these stock option exercises.

On June 23, 2006, the Company purchased 3,588 of its shares on the open market at an average price of $1.32 per share.

On July 26, 2006, the Company issued 222,250 shares of common stock, valued at $277,813 based on a market price of $1.25 per share, for investor relation services.

On September 15, 2006, the Company purchased 2,000 of its shares on the open market at a price of $0.78 per share.  These 2,000 shares are held in treasury for cancellation.  The 2,000 treasury shares are not included in the Company’s issued and outstanding shares for financial reporting purposes.

On October 24, 2006, the Company issued 30,000 shares of common stock, valued at $23,100 based on a market price of $0.77 per share, for investor relations services.

On November 3, 2006, the Company filed a form S-8 Registration Statement in connection with a 2006 Stock Option Plan allowing for the granting of options to acquire up to a total of 1,500,000 shares.

During the year ended May 31, 2007, the Company completed a private placement and issued an aggregate 3,240,000 shares at a price of CAD$1.00 per share on a flow-through basis for proceeds of $2,798,400 (CAD$3,240,000).  In connection with the private placement, the Company paid a finder’s fee of 7% ($193,932 (CAD$224,350)), of which $114,428 (CAD$132,300) was paid to an officer of the Company.  The shares were issued pursuant to Regulation S under the Securities Act of 1933, as the sales were made in “offshore transactions”.

	May 31, 2007		May 31, 2006
	Number		Number
	of Shares	Amount $	of Shares	Amount $

Issued and outstanding common shares:
Balance, beginning of year	15,163,112	15,163	12,753,410	1,423,590
Flow-through shares issued	3,240,000	2,604,469	-	-
Private placement	-	-	437,500	472,500
Stock options exercised	1,590,000	1,184,500	1,832,500	739,750
Shares issued for services	252,250	300,913	337,799	266,500
Stock adjustment due to forward split	-	-	653	-
Repurchase of shares	(5,588)	(6,309)	(198,750)	(72,607)

	20,239,774	4,098,736	15,163,112	2,829,733
Less: Stock subscriptions receivable	-	(38,500)	-	-
Less: Amount included in additional paid-in capital	-	(4,043,620)	-	(2,814,570)
Add: Amount charged to retained earnings	-	3,624	-	-
Balance, end of year	20,239,774	20,240	15,163,112	15,163

13.	COMMON STOCK (Continued)

           A summary of the Company’s stock option activity is as follows:

	May 31, 2007		May 31, 2006
	Number	Weighted Average	Number	Weighted Average
	of	Exercise	of	Exercise
	Options	Price	Options	Price

Balance, beginning of year	2,272,500	$0.75	1,370,000	$0.28
Granted	4,265,000	1.33	2,735,000	$0.75
Expired	(300,000)	0.39	-	-
Forfeited	(672,500)	0.60	-	-
Cancelled	(750,000)	1.20	-	-
Exercised	(1,590,000)	0.72	(1,832,500)	$0.40

Balance, end of year	3,225,000	$1.40	2,272,500	$0.75

As at May 31, 2007, the weighted average remaining contractual life of the outstanding options is 4.7 years, and the aggregate intrinsic value of the options is $5,438,500.

A summary of the status of the Company's nonvested options as of May 31, 2007, and changes during the year ended May 31, 2007, is presented below:

Nonvested options:	Number of Shares Underlying Options	Weighted-Average Grant-Date Fair Value

Nonvested at June 1, 2006	485,000	$0.61
Granted	4,265,000	1.52
Cancelled/forfeited	(800,000)	(1.17)
Vested	(725,000)	0.65

Nonvested at May 31, 2007	3,225,000	$1.73

Prior to June 1, 2006, the Company accounted for stock-based awards under the recognition and measurement provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” using the intrinsic value method of accounting. Effective June 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. Under that transition method, compensation cost is recognized for all stock-based payments granted prior to, but not yet vested as of June 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost for all stock-based payments granted subsequent to June 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Results for prior periods have not been restated.

As a result of adopting SFAS 123R on June 1, 2006, the Company’s net loss for the year ended May 31, 2007 is $3,136,266 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted net loss per share for the year ended May 31, 2007 would have been $0.08 per share higher than as reported.

During the year ended May 31, 2007, stock-based compensation amounting to $3,136,343 was recorded. During the year ended May 31, 2007, stock options for stock-based compensation were issued as follows: 50,000 stock options priced at $0.90 per share, 190,000 stock options priced at $0.90 per share, 2,850,000 stock options priced at $1.20 per share and 1,175,000 stock options priced at $1.75 per share.  Stock-based compensation also includes amounts relating to the repricing of 485,000 stock options on August 30, 2006, from $1.54 to $0.90 per share, which were previously granted on May 15, 2006.

The weighted average fair value of the options granted during the year ended May 31, 2007 was $1.73 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 148%; risk free interest rate of 4.59%; and expected life of 5.0 years.

13.      COMMON STOCK (Continued)

For the year ended May 31, 2006, had compensation cost been recognized on the basis of fair value, pursuant to SFAS No. 123R, net income and income per share would have been as follows:

Net income (loss) - as reported	$2,687,112
Add: Stock-based compensation expense included in net income - as reported	787,310
Deduct: Stock-based compensation expense determined under fair value method	(1,063,128)

Net income (loss) – pro forma	$2,411,294

Basic net income per share – as reported	$0.19
Basic net income per share – pro forma	$0.17

Diluted net income per share – as reported	$0.19
Diluted net income per share – pro forma	$0.17

The fair value of each option granted during the year ended May 31, 2006 was $0.39 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 147%; risk free interest rate of 4.1%; and expected life of 1.31 years.

14.	DISCONTINUED OPERATIONS

On March 8, 2007, the Company completed a disposition of the majority of the Company’s conventional oil and gas properties in Western Canada to Great Northern Oilsands Inc.  The Company received cash, before transaction costs, of $778,590 (CAD$900,000) and 1,000,000 Rule 144 restricted shares of Great Northern Oilsands Inc.  The shares received were valued at $1,816,710 (CAD$2,100,000) at the date of the transaction, for total consideration of $2,595,300 (CAD$3,000,000).

The results of discontinued operations are summarized as follows:

	For the Year Ended May 31
	2007	2006
	$	$
Revenue:
Oil and gas	99,722	134,926

Expenses	524,101	92,885
Net operating income (loss) from discontinued operations	(424,379)	42,041
Gain on sale of investment and oil and gas assets	612,937	-

15.	INCOME TAX

The Company records deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. At May 31, 2007, the Company did not have any net U.S. operating losses carried forward. The potential benefit of net U.S. foreign tax credit carry forward has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S. foreign tax credit carry forward in future years. At May 31, 2007, the Company had capital gains for Australian income taxes purposes of $13,684,318, net operating losses for U.S. federal income tax purposes of $2,624,000, and had non-capital loss carryforwards for Canadian income tax purposes of $2,955,000, which begin expiring in fiscal 2011. All U.S. federal income taxes payable were offset by a foreign tax credit or losses brought forward. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At May 31, 2007, a valuation allowance of $739,226 was provided to reduce deferred tax assets to nil.

15.      INCOME TAX (Continued)

The provision for income taxes consists of the following:

	For the Year Ended May 31
	2007	2006
	$	$
Current
Foreign	2,785,763	2,181,000
United States	-	225,243

Deferred:
Foreign	(3,213,573)	-
United States	-	-
Total income tax expense (reduction)	(427,810)	2,406,243

Effective tax rate reconciliation:

	For the Year Ended May 31
	2007	2006
	$	$
Income tax (reduction) expense at statutory rate	(6,158,038)	1,731,740
Nonresident capital gains tax	2,785,763	2,181,000
Flow-through shares	1,053,947	-
Resource allowance and other	30,231	-
Unrealized loss on exchangeable shares and special warrants	4,814,867	-
Foreign tax credits	(3,760,350)	(1,731,740)
Change in tax rates	282,543	-
Federal tax	-	225,243
Total income tax expense (reduction)	(427,810)	2,406,243
Effective tax rate	2.2%	47.2%

The deferred tax liabilities and assets were as follows:

	For the Year Ended May 31
	2007	2006
	$	$
Deferred tax assets/(liabilities)
- Non-capital loss carryforwards	842,184	166,000
- Excess tax basis over book basis for oil and gas properties	(286,704)	50,000
- Writedown of marketable securities	157,746	-
- Share issue costs	26,000	-
- Less valuation allowance	(739,226)	(216,000)
Net deferred tax liability	-	-

16.	OTHER COMPREHENSIVE INCOME/(LOSS)

Components of other comprehensive income (loss) are as follows:

	For the Year Ended
	May 31, 2007
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Or Benefit	Amount
Marketable securities:
Decrease in unrealized gain on marketable securities	$(10,344,284)	$3,103,285	$(7,240,999)
Foreign currency translation adjustment	726,311	-	726,311
Other comprehensive income (loss)	$(9,617,973)	$3,103,285	$(6,514,688)

	For the Year Ended
	May 31, 2006
	Before-Tax	Tax (Expense)	Net-of-Tax
	Amount	Or Benefit	Amount
Marketable securities:
Reclassification adjustment - realized gain	$(3,582,147)	$1,217,930	$(2,364,217)
Holding gain	5,451,844	(1,853,627)	3,598,217
Net gain on marketable securities recognized in other comprehensive income	1,869,697	(635,697)	1,234,000
Foreign currency translation adjustment	111,560	−	111,560
Other comprehensive income (loss)	$1,981,257	$(635,697)	$1,345,560

17.	COMMITMENTS

On February 27, 2007 the Company issued 4,653,750 Flow-through Special Warrants (Note 10) at $1.65 per Flow-through Special Warrant for gross proceeds of $7,678,688.  The Company is obligated to expend this amount on Canadian Exploration Expenses prior to December 31, 2008 and to renounce this amount, in full, to the subscribers of the Flow-through Special Warrants.  In the event that the Company fails to incur and renounce the full amount of these expenditures to the subscriber, the Company shall pay, in settlement to the subscriber, an amount equal to the amount of any tax payable or that may become payable by the subscriber as a consequence of such failure.

18.	GEOGRAPHIC AND SEGMENTED INFORMATION

The Company has one reportable segment consisting of oil and gas operations, except for the Company’s investment in Great Northern Oilsands Inc., which is valued at $850,000 at May 31, 2007.  As at May 31, 2006 the Company held 6,791,937 shares of Pharmaxis Ltd. (an Australian company listed on the Australian Stock Exchange).  The shares were valued at $7,241,000 at May 31, 2006.  The Company derives revenues from the sale of petroleum products resulting from its oil and gas operations.  The Company’s operations are in Canada.

Geographic:
Long-lived assets:	May 31, 2007	May 31, 2006
Canada	$38,607,841	$2,937,326
Australia	-	7,241,000
Total long-lived assets	$38,607,841	$10,178,326

Revenues from external customers:	May 31, 2007	May 31, 2006
United States	$-	$-
Canada	15,581	43,668
Total revenues from external customers	$15,581	$43,668

19.	CONTINGENT LIABILITIES

The 8,302,000 Special Warrants (Note 10) that were issued by the Company in February 2007 entitled the holder to acquire, for no additional consideration one Unit of the Company.  Each Unit consists of one share of the Company’s common stock, subject to the Company increasing its authorized number of shares of common stock and one common stock Bonus Warrant.  Each Bonus Warrant entitles the holder to receive up to 0.10 (830,200 common shares) of the Company’s common stock, without additional consideration, should the Company fail to meet a number of conditions (as outlined in Note 10) prior to September 25, 2007.  To date the Bonus Warrants can be converted into 166,040 shares of the Company’s common stock, without additional consideration, with a further conversion of 664,160 Bonus Warrants into shares of the Company should the September 25, 2007 deadline not be met.

20.      SUBSEQUENT EVENT

Pursuant to the Special Meeting of Stockholders held by the Company on August 28, 2007, and adjourned until September 14, 2007, the shareholders have approved and the Company has filed a “Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations”.  Subject to regulatory approval the amendments include the following:

i)   Article II - The amount of total authorized capital stock that the Corporation shall have the authority to issue is 300,000,000 shares of common stock, each with a $0.001 par value, and 1,000,000 shares of preferred stock, each with a $0.01 par value.  To the fullest extent permitted by the laws of the State of Nevada (currently NRS 78.195), as the same now exists or may hereafter be amended or supplemented, the Board of Directors may fix and determine the designations, rights, preferences or other variations of each class or series within each class of capital stock of the Corporation.  This amendment is subject to regulatory approval.

ii)  Article XII – One third of the voting power of the issued and outstanding shares of the class or series that is present in person or in proxy, regardless of whether the proxy has authority to vote on all matters, constitutes a quorum for the transaction of business by a vote of the stockholders.  An act of the stockholders of each class or series, other than the election of directors, is approved if the number of votes in favour of the action exceeds the number of votes cast in opposition to the action.

21.	SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (Unaudited)

RESERVE QUANTITY INFORMATION

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

All quantities shown in the table are proved reserves and are located within Canada.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS RELATING TO PROVED OIL AND GAS RESERVES
	May 31, 2007 (Unaudited)	May 31, 2006 (Unaudited)
	Oil (bbls)	Oil (bbls)
Proved, developed and undeveloped reserves (Canada)
Balance beginning of the year	5,000	11,000
Discoveries	-	1,000
Revision to estimates	-	(4,000)
Dispositions	(2,725)	-
Production	(2,275)	(3,000)
Balance end of the year	-	5,000

Standardized Measure of Discounted Future Net Cash Flows (Canada)
Future cash flows	$-	$353,964
Future operating expenses	-	(199,672)
	-	154,292
10% annual discount for estimated timing of cash flows	-	(19,060)
Standardized measure of discounted future net cash flows	$-	$135,232

Future cash flows are computed by applying fiscal period end prices of natural gas and oil to period end quantities of proved natural gas and oil reserves.  Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved natural gas and oil reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits.  A discount factor of ten percent was used to reflect the timing of future net cash flows.  The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company’s natural gas and oil properties.  An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of natural gas and oil producing operations.

22.	QUARTERLY FINANCIAL DATA (Unaudited)

a)	Acquisition of 1289307 Alberta Ltd. (Note 9(b))

As this acquisition was part of a series of sequential transactions which reflect the acquisition of 1289307 Alberta Ltd. (“1289307”) by the Company the purchase price allocation presented above differs from that presented at February 28, 2007 as follows:

i)
Under the terms of the Firebag Oil Sands Project agreement, dated December 21, 2006, 1289307 assumed an obligation of $4,393,140 (CAD$5,100,000).  At February 28, 2007 this cash payment was recorded by the Company as a capital expenditure subsequent to the acquisition of 1289307.  However, since 1289307 had an obligation for this payment prior to its acquisition by the Company the costs have been reclassified and included as part of the initial purchase price of 1289307.

ii)
At February 28, 2007, the 500,000 Exchangeable Shares which were issued by the Company in conjunction with the acquisition of 1289307 was included in the purchase price.  These Exchangeable Shares, with a value of $660,000 based upon the market price of the Company’s common stock at the closing date of the transaction, have now been excluded from the purchase price of 1289307.  The $660,000 has been charged to net income in the current year as a fee paid by the Company to two individuals who were the shareholders of 1289307 and subsequently became directors of the Company.

	As Reported	Adjustments	Restated

Consolidated Balance Sheets as of February 28, 2007:
Oil and gas interests	42,604,389	(970,588)	41,633,801
Deferred income taxes	3,720,926	(310,588)	3,410,338
Retained earnings	6,268,273	(660,000)	5,608,273

Consolidated Statements of Operations – Three Months Ended February 28, 2007:
General and administrative	2,761,088	660,000	3,421,088
Net income (loss)	1,412,929	(660,000)	752,929

Consolidated Statements of Operations – Nine Months Ended February 28, 2007:
General and administrative	4,387,829	660,000	5,047,829
Net income (loss)	5,284,034	(660,000)	4,624,034

b)	Discontinued Operations (Note 14)

On January 16, 2007, the Company entered into a letter agreement to dispose of the properties described above to Great Northern Oilsands Inc.  The impact on the consolidated financial statements presented for the nine months ended February 28, 2007 had these properties been classified as “Assets Held for Sale” and the revenue and expenses generated by these properties classified as “Discontinued Operations” is as follows:

	As Reported	Adjustments	Restated

Consolidated Balance Sheets as of February 28, 2007:
Oil and gas interests	42,604,389	(2,335,609)	40,268,780
Assets held for sale	-	2,335,609	2,335,609

Consolidated Balance Sheets as of February 28, 2006:
Oil and gas interests	2,964,017	(813,655)	2,150,362
Assets held for sale	-	813,655	813,655

Consolidated Statements of Operations – Three Months Ended February 28, 2007:
Oil and gas revenue	34,710	(34,147)	563
Depletion, depreciation, impairment and accretion	7,584	(4,696)	2,888
Oil and gas production, royalties and other	12,628	(6,090)	6,538
Net income (loss) before discontinued operations	2,002,455	(23,361)	1,979,094
Discontinued operations	-	23,361	23,361

Consolidated Statements of Operations – Nine Months Ended February 28, 2007:
Oil and gas revenue	100,319	(91,713)	8,606
Depletion, depreciation, impairment and accretion	48,123	(19,634)	28,489
Oil and gas production, royalties and other	41,461	(30,083)	11,378
Net income (loss) before discontinued operations	8,152,061	(41,996)	8,110,065
Discontinued operations	-	41,996	41,996

Consolidated Statements of Operations – Three Months Ended February 28, 2006:
Oil and gas revenue	58,345	(28,746)	29,599
Depletion, depreciation, impairment and accretion	55,640	(3,972)	51,668
Oil and gas production, royalties and other	118,663	(4,707)	113,956
Net income (loss) before discontinued operations	(432,884)	(20,067)	(452,951)
Discontinued operations	-	20,067	20,067

Consolidated Statements of Operations – Nine Months Ended February 28, 2006:
Oil and gas revenue	142,427	(102,610)	39,817
Depletion, depreciation, impairment and accretion	90,265	(15,415)	74,850
Oil and gas production, royalties and other	156,081	(25,519)	130,562
Net income (loss) before discontinued operations	4,747,819	(61,676)	4,686,143
Discontinued operations	-	61,676	61,676