Form 10QSB
period 2007-08-31
PATCH INTERNATIONAL INC/CN
filed 2007-10-15
CIK 1064481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: August 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to __________________

Commission file number:  0-28627

PATCH INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0393257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 300, 441 – 5th Avenue S.W., Calgary, Alberta, Canada T2P 2V1
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  34,025,724 shares of Common Stock, $.001 par value, as of October 12, 2007

Transitional Small Business Disclosure Format (check one);  Yes ☐   No ☒

Patch International Inc.
Consolidated Balance Sheets
(Unaudited)
	August 31,	May 31,
(U.S. Dollars)	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$4,043,408	$6,590,466
Accounts receivable	336,238	18,966
Due from related parties (Note 4)	1,010,845	1,009,697
Prepaid expenses and other	72,608	71,480
Total Current Assets	5,463,099	7,690,609

Marketable securities (Note 5)	400,000	850,000
Joint venture receivable (Note 6)	331,207	323,394
Property and equipment	103,615	98,916
Oil and gas interests (successful efforts method) (Note 7)	38,441,037	37,658,925
Total Assets	$44,738,958	$46,621,844
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,334,848	$2,756,345
Income tax payable	2,747,035	2,785,763
Due to related parties (Note 4)	1,000,000	1,000,000
Total Current Liabilities	5,081,883	6,542,108
Exchangeable shares (Note 8)	13,003,700	20,150,772
Special warrants (Note 9)	16,765,574	26,505,862
Asset retirement obligation (Note 10)	134,366	129,959
Total Liabilities	34,985,523	53,328,701
STOCKHOLDERS' EQUITY
Class A Preferred Voting Stock	-	-
1 share authorized with par value of $0.01 per share;
1 share issued and outstanding
Class B Preferred Voting Stock	-	-
10,000 shares authorized with par value of $0.01 per share;
1 share issued and outstanding
Common Stock	20,240	20,240
25,000,000 common shares authorized with par value of $0.001 per share
20,239,774 shares issued and outstanding
(excludes 2,000 shares held in treasury (Note 11))
Additional paid-in capital	10,506,200	10,111,507
Stock subscriptions receivable	-	(38,500)
Accumulated other comprehensive income	777,395	837,870
Deficit	(1,550,400)	(17,637,974)
Total Stockholders' Equity	9,753,435	(6,706,857)
Total Liabilities and Shareholders' Equity	$44,738,958	$46,621,844

Future operations (Note 2)
Commitments (Note 14)
Subsequent events (Note 15)

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Operations
(Unaudited)	Three Months Ended
	August 31
(U.S. Dollars)	2007	2006
Revenue
Oil and gas	$5,063	$4,306
Expenses
Oil and gas production and royalties	21,231	1,575
General and administrative	1,000,928	718,552
Interest	-	-
Depletion, depreciation, accretion and impairment of oil and gas property	9,114	14,735
Dry hole costs	97,049	-
Geological and geophysical costs	36,429	-
Total operating expenses	1,164,751	734,862
Other income (expenses)
Interest and other	58,207	40,842
Financing costs (Note 9)	(320,311)	-
Holding gain on exchangeable shares and special warrants (Notes 8 and 9)	17,207,671	-
Holding loss on marketable securities (Note 5)	(462,772)	-
Gain on foreign exchange	725,739	-
Gain on sale of marketable securities	-	969,599
Total other income	17,208,534	1,010,441
Income before discontinued operations	16,048,846	279,885
Discontinued operations (Note 12)	-	30,208
Income before income taxes	16,048,846	310,093
Income taxes
Current income tax expense (reduction)	(38,728)	291,409
Net income	16,087,574	18,684
Other comprehensive loss (Note 13)
Marketable securities:
Reclassification to realized gain	-	(746,282)
Holding gain	-	663,282
Increase (decrease) in unrealized gain on marketable securities	-	(83,000)
Foreign currency translation adjustment	(60,475)	32,528
Other comprehensive loss	(60,475)	(50,472)
Comprehensive income (loss)	$16,027,099	$(31,788)

Net income per share
Basic	$0.79	$-
Diluted	$0.36	$-
Weighted average number of common shares outstanding
Basic	20,240,000	14,243,000
Diluted	45,052,000	14,243,000

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended
(U.S. Dollars)	August 31
	2007	2006
Operating Activities
Net income	$16,087,574	$18,684
Adjustment of items not involving cash
Depletion, depreciation, accretion and impairment of oil and gas property	9,114	25,356
General and administrative	-	64,924
Stock-based compensation	394,787	213,461
Financing costs	320,311	-
Holding gain on exchangeable shares and special warrants	(17,207,671)	-
Gain on sale of marketable securities	-	(969,599)
Holding loss on marketable securities	462,772	-
Gain on foreign exchange	(725,739)	-
Gain on dilution	-	-
Non-controlling interest in net loss	-	(7,760)
(Increase) decrease in accounts receivable	(325,085)	14,582
Increase in prepaid expenses and other	(1,128)	(10,130)
Increase in due to related parties	(1,148)	(14,734)
Increase (decrease) in accounts payable and accrued liabilities	(1,421,497)	48,230
Increase (decrease) in income taxes payable	(38,728)	291,409
Net cash used in continuing operations	(2,446,438)	(325,577)
Discontinued operations	-	(8,548)
Net cash used in operating activities	(2,446,438)	(334,125)
Investing Activities
Purchase of equipment	(9,906)	-
Oil and gas interests	(188,071)	(1,359,416)
Proceeds on sale of marketable securities	-	969,599
Net cash used in investing activities	(197,977)	(389,817)
Financing Activities
Proceeds from common stock	-	203,000
Acquisition of treasury stock	-	(4,755)
Net cash provided by financing activities	-	198,245
Effect of exchange rate changes on cash	97,357	(2,423)
Change in cash and cash equivalents for the period	(2,547,058)	(528,120)
Cash and cash equivalents, beginning of period	6,590,466	4,473,444
Cash and cash equivalents, end of period	$4,043,408	$3,945,324
CASH AND CASH EQUIVALENTS CONSISTS OF:
Cash in bank	97,882	3,945,324
Term deposits	3,945,526	-
	$4,043,408	$3,945,324
SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$-	$-
Interest paid	$-	$12,631

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
							Accumulated
					Additional	Stock	Other	Retained	Total
	Preferred Stock		Common Stock		Paid-in	Subscriptions	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable	Income (Loss)	(Deficit)	Equity
Balance, May 31, 2006	-	$-	15,163,112	$15,163	$3,335,380	$-	$7,352,558	$987,862	$11,690,963
Stock options exercised for cash	-	$-	1,590,000	$1,590	$1,144,410	$(38,500)	$-	$-	$1,107,500
Common stock issued by private placement	-	$-	3,240,000	$3,240	$2,601,229	$-	$-	$-	$2,604,469
Acquisition of treasury stock and cancelled	-	$-	(3,588)	$(3)	$(1,127)	$-	$-	$(3,624)	$(4,754)
Acquisition of treasury stock	-	$-	(2,000)	$(2)	$(1,553)	$-	$-	$-	$(1,555)
Share issuance costs	-	$-	-	$-	$(102,922)	$-	$-	$-	$(102,922)
Stock-based compensation	-	$-	252,250	$252	$3,136,090	$-	$-	$-	$3,136,342
Accumulated other comprehensive income	-	$-	-	$-	$-	$-	$(6,514,688)	$-	$(6,514,688)
Net loss for the year	-	$-	-	$-	$-	$-	$-	$(18,622,212)	$(18,622,212)
Balance, May 31, 2007	-	$-	20,239,774	$20,240	$10,111,507	$(38,500)	$837,870	$(17,637,974)	$(6,706,857)
Recovery of stock subscriptons receivable	-	$-	-	-	-	38,500	-	-	38,500
Share issuance costs	-	$-	-	-	(94)	-	-	-	(94)
Stock-based compensation	-	$-	-	-	394,787	-	-	-	394,787
Accumulated other comprehensive income	-	$-	-	-	-	-	(60,475)	-	(60,475)
Net income for the period	-	$-	-	-	-	-	-	16,087,574	16,087,574
Balance, August 31, 2007	-	-	20,239,774	20,240	10,506,200	-	777,395	(1,550,400)	9,753,435

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Notes to the Consolidated Financial Statements
August 31, 2007 (unaudited)

1.           BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its consolidated operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007, has been omitted.  The results of operations for the three months ended August 31, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2008.  These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

2.           FUTURE OPERATIONS

The financial statements have been prepared on a going concern basis.  As at August 31, 2007 the Company had an accumulated deficit of $1.6 million and positive working capital of $0.4 million.  In addition, the Company has a $7.7 million flow-through share commitment, which if not met by January 2009, will require the Company to reimburse the subscribers for any tax payable as a result of its failure to meet its flow-through share commitment.  The Company currently anticipates spending its existing funds in the current fiscal year to maintain operations and additional funding will be required to meet the flow-through share commitment and for expenditures connected with the acquisition, exploration and appraisal of new and existing oil and gas projects.

The ultimate development of the Company’s oil and gas projects, if proven commercial, will require additional funding.  The Company’s future operations are dependent upon its ability to obtain additional funding and ultimately achieve profitable operations.  The Company intends to explore the availability of obtaining additional funding and the magnitude of its discretionary capital expenditure program will be dependent on the availability of funds.  The outcome of these matters cannot be predicted with certainty at this time.   As of the date of this report, the Company does not have any arrangements for additional financing.  The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to secure additional funding or obtain profitable operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s future reported financial position or results of operations.

Patch International Inc.
Notes to the Consolidated Financial Statements
August 31, 2007 (unaudited)

4.           DUE TO/FROM RELATED PARTIES

a)
Related parties include former and current directors and officers and companies with common management and directorships.  Related party accounts are unsecured with no fixed terms of interest.  At August 31, 2007, $1,010,845 (May 31, 2007 - $1,009,697) was due from related parties, of which $1,006,877 is due from two current directors of the Company.

b)
An officer and the then sole director of the Company earned a fee of $1,000,000 for the facilitation of the acquisition of the Firebag Oil Sands Project contained in 1289307 Alberta Ltd. (as disclosed in Note 8(b)) by the Company.  These properties were previously owned by a company controlled by this officer who was at the time the sole director of the Company.  The timing of this payment is subject to certain conditions as set out in an agreement between the parties.

The above transactions have been measured in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the related parties.

5.           MARKETABLE SECURITIES

As a part of its sale of assets to Great Northern Oilsands Inc. (“GNOS”) (Note 12), the Company received 1,000,000 Rule 144 restricted common shares of GNOS with a value of $1,956,990 (CAD$2,100,000).  Effective April 16, 2007 GNOS announced the forward split of its common stock on a 50 to 1 basis.  As a result, the Company holds 50,000,000 shares of GNOS at August 31, 2007 with a market value for the shares at August 31, 2007 of $400,000.  These shares are held in trust for the Company and have been classified as marketable securities.

Market Value
August 31, 2007
50,000,000 ordinary shares -- Great Northern Oilsands Inc.	$400,000

6.           JOINT VENTURE RECEIVABLE

Pursuant to the terms of the Farmout Agreement on the Dover (Ells) property, the Company has earned an 80% working interest in the joint lands by drilling 16 evaluation wells on the property.  Subsequent to meeting its earning requirements the Company drilled an additional 3 evaluation wells on the property.  The Company is responsible for its 80% share of the costs of these 3 additional evaluation wells and pursuant to the terms of the Farmout Agreement the Company will finance its joint venture partner for its 20% share of the costs of these 3 additional evaluation wells.  The joint venture partner’s share of the additional well costs will be repaid upon the earlier of the sale of the Company’s interest in the property or 10 years from the abandonment of these 3 additional wells.  Interest shall accrue on the outstanding amount at the Bank of Canada’s prime rate plus 1% until the amount is repaid.  At August 31, 2007 the amount owing to the Company is $331,207.

7.           OIL AND GAS INTERESTS
	August 31,	May 31,
OIL AND GAS INTERESTS -- SUCCESSFUL EFFORTS METHOD	2007	2007
Balance beginning of the period	$37,658,925	$2,964,017
Expenditures and acquisitions	197,978	48,457,902
Foreign currency translation adjustment	717,612	2,108,970
Dispositions	-	(2,651,277)
Depletion, depreciation and impairment of oil and gas property	-	(5,087,858)
Dry well and abandoned interests	(97,049)	(5,664,773)
Geological and geophysical costs	(36,429)	(2,468,056)
Balance end of the period	$38,441,037	$37,658,925

Patch International Inc.
Notes to the Consolidated Financial Statements
August 31, 2007 (unaudited)

7.           OIL AND GAS INTERESTS (Continued)

Effective December 15, 2006 the Company acquired Damascus Energy Inc. (Note 8(a)) for total share consideration of $12,442,965.  The Oil and Gas Interests acquired in this transaction were valued at $23,475,628 with the majority of this value attributable to the Dover (Ells) Oil Sands Project.  Through additional drilling and seismic activity, the Company has earned an 80% working interest on the Dover (Ells) lands.  Effective January 16, 2007 the Company acquired 1289307 Alberta Ltd. (Note 8(b)).  The Oil and Gas Interests acquired in this transaction were valued at $5,417,197, all attributable to the Firebag Oil Sands Project.

Additional drilling and seismic activity has earned the Company a 75% working interest, on the Firebag lands.  During the year ended May 31, 2007 the Company disposed of the majority of its non-core conventional oil and gas asset base in the transaction with Great Northern Oilsands Inc. (Note 12).  All properties retained by the Company are classified as unproved properties as no proven reserves exist.  All activity relating to Oil and Gas Interests by the Company is located in Canada.

In accordance with successful efforts accounting for oil and gas interests the Company has expensed all geological and geophysical costs incurred and the drilling costs associated with the Firebag properties as the drilling results on the property did not support recoverability of these costs.

8.           ACQUISITIONS

a)
The Company entered into a Share Exchange Agreement dated December 1, 2006 with Damascus Energy Inc. (“Damascus”), whereby the Company would acquire 100% of the issued and outstanding share capital of Damascus.  The transaction closed on December 15, 2006, and is accounted for using the purchase method.  By acquiring Damascus the Company received the right to earn up to an 80% working interest in the Dover Oil Sands Project.    Under the terms of the Share Exchange Agreement, because the Company did not have enough authorized shares to effect the transaction, Patch Energy Inc. (“Energy”) acquired all of the issued and outstanding common shares of Damascus (18,852,978 common shares) in consideration for one share of Class A Preferred Voting Stock of the Company and 9,426,489 shares of Series A Preferred Stock of Energy (the “Exchangeable Shares”) that are exchangeable for 9,426,489 shares of the Company’s common stock.  The Exchangeable Shares will be exchanged when the Company has increased its authorized common stock, however no recourse exists should approval not be received by the Company allowing for the conversion of the Exchangeable Shares into the Company’s common stock.  The shares were valued at $1.32, based upon the market price of the Company’s common shares at the closing date of the transaction.  During the current fiscal year adjustments may be made to finalize the purchase price equation.  The president of Damascus, who was also a director of Energy prior to the acquisition, was appointed to serve as a director of the Company.  During the year ended May 31, 2007 a director of Energy received $244,840 (CAD$283,019) in connection with the acquisition.

The purchase price was allocated to the following assets and liabilities:

Accounts receivable	$279,368
Oil and gas interests	23,475,628
Accounts payable and accrued liabilities	(7,597,054)
Other current liabilities	(427,871)
Asset retirement obligation	(73,534)
Deferred income taxes	(3,213,572)

Paid by issuance of 9,426,489 shares of Series A preferred stock of Patch Energy Inc., and 1 share of Class A preferred voting stock of Patch International Inc.	$12,442,965

Patch International Inc.
Notes to the Consolidated Financial Statements
August 31, 2007 (unaudited)

8.	ACQUISITIONS (Continued)

b)
The Company entered into a Share Exchange Agreement dated December 21, 2006 with 1289307 Alberta Ltd. (“1289307”), whereby the Company would acquire 100% of the issued and outstanding share capital of 1289307.  The transaction closed on January 16, 2007, and is accounted for using the purchase method.  By acquiring 1289307 the Company received the right to earn up to a 75% working interest in the Firebag Oil Sands Project.  Under the terms of the Share Exchange Agreement, because the Company did not have enough authorized shares to effect the transaction, Energy acquired all of the issued and outstanding common shares of 1289307 (500,000 common shares) in consideration for one share of Class B Preferred Voting Stock of the Company and 500,000 shares of Energy that are exchangeable for 500,000 shares of the Company’s common stock.  The Exchangeable Shares will be exchanged when the Company has increased its authorized common stock, however no recourse exists should approval not be received by the Company allowing for the conversion of the Exchangeable Shares into the Company’s common stock.  The shares were valued at $1.32, based upon the market price of the Company’s common shares at the closing date of the transaction.  During the current fiscal year adjustments may be made to finalize the purchase price equation.

The purchase price was allocated to the following assets and liabilities:

Accounts receivable	$1
Oil and gas interests	5,417,197
Other current liabilities	(4,417,197)
Promissory note payable -- Note 4(b)	(1,000,000)

Purchase price	$1

The holders of the Series A Preferred shares of Patch Energy Inc. do not have any voting or economic interest in the operations and assets of Patch Energy Inc.

The value of the purchase price, represented by the Series A Preferred Stock of Energy which is exchangeable into common stock of the Company, as disclosed in both Notes 8 (a) and (b) totals $13,003,700 (May 31, 2007 - $20,150,772) and has been presented as a liability on the face of the balance sheet as at August 31, 2007.  In accordance with EITF – 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company determined that, at the classification assessment date, share settlement was not within the control of the Company, as shareholder approval was required, and therefore the value of the exchangeable shares is classified as a liability and is fair valued as at August 31, 2007, using the greater of the issue price and the market price of $1.31 per share.  As of October 2, 2007 the share price was $0.92 per share.  The balance will be reclassified to stockholder’s equity once the Company has increased its authorized number of shares.

	Issued	Issue Price	$

Exchangeable shares:
Issued on acquisition of Damascus (Note 8(a))	9,426,489	$1.32	12,442,965
Issued in conjunction with the acquisition of 1289307 (Note 8(b))	500,000	$1.32	660,000
	9,926,489		13,102,965
Fair value adjustment -- Exchangeable shares	-		7,047,807
Balance, May 31, 2007	9,926,489		20,150,772
Fair value adjustment -- Exchangeable shares	-		(7,147,072)
Balance, August 31, 2007	9,926,489		13,003,700

Patch International Inc.
Notes to the Consolidated Financial Statements
August 31, 2007 (unaudited)

9.           SPECIAL WARRANTS AND FLOW-THROUGH SPECIAL WARRANTS

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

Each Special Warrant entitles the holder to acquire one Unit of the Company, for no additional consideration.  Each Unit consists of one share of the Company’s common stock, subject to the Company increasing its authorized number of shares of common stock and one common share Bonus Warrant.  Each Bonus Warrant entitles the holder to receive, without additional consideration, up to 0.10 shares or 830,200 of the Company’s common stock, subject to the Company not completing certain filings on or before April 28, 2007 and not, (i) becoming a “reporting issuer” in any province or territory of Canada; (ii) having a registration statement declared effective in the United States; and (iii) having its common stock listed on the TSX Venture Exchange or Toronto Stock Exchange on or before September 25, 2007.  As at August 31, 2007, the Bonus Warrants can be converted into 166,040 shares of the Company’s common stock, without additional consideration, as the April 28, 2007 filing deadlines described above were not met.  Financing costs of $298,872 has been recorded for the year ended May 31, 2007 (May 31, 2006 – Nil) which represents the market value of the Company’s common stock at the date the Bonus Warrants became exercisable.

Each Flow-through Special Warrant entitles the holder to acquire, for no additional consideration, one share of the Company’s common stock upon the Company increasing its authorized number of share of the Company’s common stock.

The Company paid $1,183,646 in cash commissions to the agents and issued non-transferable agents’ warrants to purchase up to 762,645 shares of the Company’s common stock at an exercise price of $1.50 per share on the later of: (i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada, but no later than February 27, 2009.  The fair value of the Agents’ warrants of $1,281,244 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 138%; risk free interest rate of 4.54%; and expected life of 2 years.  For the three months ended August 31, 2007, $320,311 has been determined to be the fair value representing the vested portion of the Agents’ warrants and has been included in financing costs.

The Company has accounted for the net proceeds received from the sale of the Special Warrants and the Flow-through Special Warrants and the value of the Bonus Warrants as a liability on the face of the balance sheet.  In accordance with EITF – 00-19, the Company determined that share settlement of the Special Warrants, Flow-through Special Warrants and Bonus Warrants is not within the control of the Company, as shareholder approval is required, and therefore, the value of these instruments is classified as a liability and is fair valued at August 31, 2007, using the market price of $1.31 per share.  Upon receipt of the required approvals, this amount will be reclassified to stockholder’s equity based on the market price at the date of approval (Refer to Note 15).

	Issued	Issue Price	$
Special Warrants	8,302,000	$1.50	12,453,000
Flow-through Special Warrants	4,653,750	$1.65	7,678,687
			20,131,687
Less: Commissions and professional fees	-		(1,372,654)
Net proceeds			18,759,033
Agent’s Warrants	762,645		334,391
Bonus warrants	166,040		298,872
	13,884,435		19,392,296
Fair value adjustments:
Special Warrants and Flow-through Special Warrants	-		7,113,196
Agent’s Warrants	-		(37,819)
Bonus Warrants	-		38,189
Balance, May 31, 2007	13,884,435		26,505,862

Patch International Inc.
Notes to the Consolidated Financial Statements
August 31, 2007 (unaudited)

9.           SPECIAL WARRANTS AND FLOW-THROUGH SPECIAL WARRANTS (Continued)

	Issued	Issue Price	$
Agent’s warrants	-		320,311
Fair value adjustments:
Special Warrants and Flow-through Special Warrants	-		(9,663,210)
Agent’s Warrants	-		(119,549)
Bonus Warrants	-		(277,841)
Balance, August 31, 2007	13,884,435		16,765,573

10.           ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated by management based on the Company’s net ownership in wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods.  At August 31, 2007 the total undiscounted value of the total asset retirement obligation is estimated to be $166,835.  These payments are expected to be made over the next 3 years.  The Company’s credit adjusted risk free rate of 6.5 percent and an inflation rate of 3.0 percent were used to calculate the present value of the asset retirement obligation.

The following table reconciles the Company’s asset retirement obligations:

	For the three months ended August 31, 2007	For the year ended May 31, 2007
Beginning Asset Retirement Obligation	$129,959	$34,379
Liabilities incurred	-	-
Liabilities acquired	-	73,534
Revisions	2,052	20,858
Accretion	2,355	1,188
Total Asset Retirement Obligations	$134,366	$129,959

11.           STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity is as follows:

	For the three months ended		For the year ended
	August 31, 2007		May 31, 2007
		Weighted		Weighted
Stock Options		Average		Average
	Number of Options	Exercise Price	Number of Options	Exercise Price
Balance, beginning of period	3,225,000	$1.40	2,272,500	$0.75
Granted	40,000	2.32	4,265,000	1.33
Expired	-	-	(300,000)	0.39
Forfeited	-	-	(672,500)	0.60
Cancelled	-	-	(750,000)	1.20
Exercised	-	-	(1,590,000)	0.72
Balance, end of period	3,265,000	$1.41	3,225,000	$1.40

As at August 31, 2007, the weighted average remaining contractual life of the outstanding options is 4.5 years.

During the three months ended August 31, 2007, stock-based compensation amounting to $394,787 (August 31, 2006 - $213,461) was recorded.

 Patch International Inc.
 Notes to the Consolidated Financial Statements
 August 31, 2007 (unaudited)

11.           STOCK-BASED COMPENSATION (Continued)

The weighted average fair value of the options granted during the year ended May 31, 2007 was $1.73 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 148%; risk free interest rate of 4.59%; and expected life of 5.0 years.  The 3,265,000 outstanding options at August 31, 2007 are non-vested and will vest one-third on each of the first, second and third anniversaries from the date the option is granted.

12.           DISCONTINUED OPERATIONS

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

The results of discontinued operations are summarized as follows:

	Three Months Ended
	August 31
	2007	2006
	$	$
Revenue:
Oil and Gas	-	43,315
Expenses	-	13,107
Net operating income from discontinued operations	-	30,208

13.           OTHER COMPREHENSIVE INCOME / (LOSS)

Components of other comprehensive income (loss) are as follows:

	For the three months ended
	August 31, 2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$(60,475)	$-	$(60,475)
Other comprehensive loss	$(60,475)	$-	$(60,475)

	For the three months ended
	August 31, 2006
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Marketable securities:
Decrease in unrealized gain on marketable securities	$(1,066,112)	$319,830	$(746,282)
Holding gain	947,653	(284,371)	663,282
(Decrease) in unrealized gain on marketable securities	(118,459)	35,459	(83,000)
comprehensive income
Foreign currency translation adjustment	32,528	-	32,528
Other comprehensive income (loss)	$(85,931)	$35,459	$(50,472)

14.           COMMITMENTS

On February 27, 2007 the Company issued 4,653,750 Flow-through Special Warrants (Note 9) at $1.65 per Flow-through Special Warrant for gross proceeds of $7,678,688.  The Company is obligated to expend this amount on Canadian Exploration Expenses prior to December 31, 2008 and to renounce this amount, in full, to the subscribers of the Flow-through Special Warrants.  In the event that the Company fails to incur and renounce the full amount of these expenditures to the subscriber, the Company shall pay, in settlement to the subscriber, an amount equal to the amount of any tax payable or that may become payable by the subscriber as a consequence of such failure.

 Patch International Inc.
 Notes to the Consolidated Financial Statements
 August 31, 2007 (unaudited)

15.           SUBSEQUENT EVENTS

Pursuant to the Special Meeting of Stockholders held by the Company on August 28, 2007, and adjourned until September 14, 2007, the shareholders have approved and the Company has filed a “Certificate of Amendment to Articles of Incorporation for Nevada Profit Corporations”.  The amendments include the following:

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

The 8,302,000 Special Warrants (Note 9) that were issued by the Company in February 2007 entitled the holder to acquire, for no additional consideration one Unit of the Company.  Each Unit consists of one share of the Company’s common stock, subject to the Company increasing its authorized number of shares of common stock and one common stock Bonus Warrant.  Each Bonus Warrant entitles the holder to receive up to 0.10 (830,200 common shares) of the Company’s common stock, without additional consideration, should the Company fail to meet a number of conditions (as outlined in Note 9) prior to September 25, 2007.  As the conditions outlined in Note 9 were not met by September 25, 2007 the Bonus Warrants can be converted into 830,200 shares of the Company’s common stock, without additional consideration.  The fair value of the Bonus Warrants, on the dates they became convertible, is $1,029,448.

The fair value, based on a share price of $1.26 on September 14, 2007, of the Exchangeable Shares, Special Warrants, Flow-through Special Warrants and the Bonus Warrants is $30,464,046.

On September 26, 2007 the Company issued a treasury order for the issuance of 13,785,950 shares of common stock of the Company for no consideration in exchange for 8,302,000 Special Warrants, 4,653,750 Flow-through Special Warrants and 830,200 Bonus Warrants as described in Note 9.  As at October 11, 2007 the Company has 34,025,724 shares of common stock issued and outstanding.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations for Patch International Inc. (“we,” “us,” or “our”) should be read in conjunction with the accompanying financial statements and related footnotes.

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

Results of Operations

Three Months Ended August 31, 2007.  On March 8, 2007, we sold the majority of our conventional oil and gas properties (see Note 12 of the Notes to the Consolidated Financial Statements).  As a result, net operating revenue derived from the properties disposed of in this transaction were reclassified into Discontinued Operations for the three month period ended August 31, 2006.  We retained one minor producing property, at MacLeod, Alberta, Canada, and during the three month period ended August 31, 2007, this property generated revenue of $5,063 and incurred oil and gas production and royalty expense of $21,231 for a net operating loss of $16,168.  This compared to net operating income of $2,731 during the three month period ended August 31, 2006.  The properties which were included in the disposition to Great Northern Oilsands Inc. generated operating income of $30,208 during the three month period ended August 31, 2006.

General and administrative costs for the three month period ended August 31, 2007 totaled $1,000,928 compared to $718,552 during the same period of 2006.  The increase in general and administrative costs relates primarily to non-cash charges and our increased activity level.  The non-cash component of the total general and administrative costs totaled $394,787 for the three months ended August 31, 2007 compared to $213,461 during the same period the previous year.  At August 31, 2007, we have a total of 3,265,000 stock options issued and outstanding with a weighted average exercise price of $1.41 and a remaining contractual life of 4.5 years.  At August 31, 2007, none of the issued and outstanding stock options had vested.  The balance of the increase in general and administrative costs is attributed to increased activity levels associated with the acquisition and development of the assets acquired in the Damascus and 1289307 transactions.

Depletion, depreciation, accretion and impairment of oil and gas property, dry hole costs and geological and geophysical costs totaled $142,592 during the three months ended August 31, 2007 compared to $14,735 during the three month period ended August 31, 2006.  In accordance with the guidelines surrounding successful efforts method of accounting we have expensed all geological and geophysical costs incurred and dry hole costs (primarily associated with the Firebag Oil Sands Project).

During the three months ended August 31, 2007, we earned interest and other income of $58,207 compared to $40,842 during the same three month period in 2006.  Interest income was earned primarily through the short-term investment of available cash balances.

We recorded a holding gain of $17,207,671 resulting from the difference between the fair market value of the Exchangeable Shares, the Special Warrants and the Flow-through Special Warrants at August 31, 2007 and the recorded values at May 31, 2007.

We recorded a holding loss on marketable securities of $462,772 relating to the shares that we hold in Great Northern Oilsands Inc. (as described in Note 12 of the Notes to the Consolidated Financial Statements).

We recorded a gain on foreign exchange of $725,739 during the three month period ended August 31, 2007 as a result of the appreciation in the value of the Canadian dollar in comparison to the United States dollar.

During the three month period ended August 31, 2006 we recorded a gain before applicable taxes of $969,599 on the sale of 700,000 Pharmaxis Ltd. shares.  As of May 31, 2007 we did not own any shares of Pharmaxis Ltd. and we were not involved in any transactions during the three month period ended August 31, 2007 which involved Pharmaxis Ltd. shares.

A reduction in current taxes payable of $38,728 was recorded for the three month period ended August 31, 2007, which relates to the foreign tax payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

Net income for the period was $16,087,574 ($0.79 per share basic and $0.36 per share diluted) compared to $18,684 ($0.00 per share basic and diluted) for the three months ended August 31, 2006.

Other comprehensive loss comprised a foreign currency translation adjustment loss of $60,475 in 2007, as compared to a gain of $32,528 in 2006.  During the three month period ended August 31, 2006 we also recorded a holding gain of $663,282 partially offset by a loss of $746,282 on the reclassification of the Pharmaxis Ltd shares to realized gain.

Comprehensive income for the three months ended August 31, 2007 is $16,027,099 as compared to a comprehensive loss of $31,788 during the three month period ended August 31, 2006.

Liquidity and Capital Resources

For the three months ended August 31, 2007 (“2007”), we used cash of $2,446,438 from our operating activities as compared to $334,125 used during the comparable three months ended August 31, 2006 (“2006”).  Investing activities used cash of $197,977 in 2007 as compared to $389,817 used by investing activities in 2006.  We expended $188,071 on our oil and gas interests in 2007 as compared to $1,359,416 in 2006.  We realized gross proceeds on the sale of available-for-sale Pharmaxis securities of Nil in 2007 as compared to $969,599 in 2006.

There were Nil funds generated from the issuance of common stock in 2007 as compared to $203,000 in 2006.  We used $4,755 to acquire shares of our common stock under our stock repurchase plan in 2006 compared to Nil in 2007.

At August 31, 2007, we had working capital of $381,216 as compared to $1,148,501 as at May 31, 2007.  We no longer own any marketable securities, having sold the remainder of our Pharmaxis Ltd. shares prior to May 31, 2007.

While we have not yet formally approved our 2007-2008 budget, we are planning a winter program which will include further core hole drilling and seismic.  Additional financing will be required for this program to commence and to pay our corporate obligations over the next 12 months.  The planned program will deal with a $7.7 million flow-through share commitment we have, which if not met by January 2009, will require the Company to reimburse the subscribers for any tax payable as a result of its failure to meet its flow-through share commitment.

The financial statements have been prepared on a going concern basis.  However, the ultimate development of the Company’s oil and gas projects, if proven commercial, will require significant additional funding.  The Company’s future operations are dependent upon its ability to obtain additional funding and ultimately achieve profitable operations.  The Company intends to explore the availability of obtaining additional funding and the magnitude of its discretionary capital expenditure program will be dependent on the availability of funds.  The outcome of these matters cannot be predicted with certainty at this time.  As of the date of this report, the Company does not have any arrangements for additional financing.  The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to secure additional funding or obtain profitable operations.

Plan of Operation

Going forward, our mandate is to continue to focus on the oil sands lease development within the Ells River area in this fashion.  The activity will focus on further exploration, delineation and development of the Ells River asset in preparation for a comprehensive SAGD pilot plant application to the Alberta Energy and Utilities Board and Alberta Environment as early as summer 2008.  In addition to the exploration, we will also need to perform a series of tests to ascertain the viable source for water as part of the SAGD application and development plans.

Also, we intend to do exploration within the Muskwa property that may include drilling and testing of oil samples for viscosity and pressure transient analysis.

As part of our focus, we have disposed of the majority of our minority working interest properties holding conventional oil and gas assets.  These conventional assets were sold to Great Northern in March 2007, as we believe the greater return on investment can be realized on our oil sands properties.

Based on the results of the 2006 – 2007 exploration program for Firebag we have no current plans for further exploration.  The project will be kept in inventory.

We require significant additional financing to facilitate our 2007-2008 exploration program, which will likely include drilling of additional core holes and a seismic program which may consist of a combination of 2D and 3D.  We believe that obtaining a listing on the TSX Venture exchange will improve the visibility of the company and our chances for obtaining additional financing.  We do not have any commitments for additional financing as of this date.  We also have a $7.7 million flow-through share commitment, which if not met by January 2009, will require us to reimburse the subscribers for any tax payable as a result of our failure to meet our flow-through share commitments.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-QSB and our Annual Report on Form 10-KSB for our fiscal year ended May 31, 2007, as well as statements made by us in periodic press releases and oral statements made by our officials to analysts and shareholders in the course of presentations about our company, constitute “forward-looking statements.”  Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, our performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements.  Such factors include, among other things, (1) general economic and business conditions; (2) interest rate changes; (3) the relative stability of the debt and equity markets; (4) required accounting changes; and (5) other factors over which we have little or no control.

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

The Company’s Chief Operating Officer and Chief Financial Officer evaluated the overall design of internal control procedures during the period ended August 31, 2007, and concluded that, because of its recent growth and the inherent complexity of the accounting for some of its transactions, the Company does not have sufficient specialized knowledge to address certain technical and complicated accounting issues.  During the period the Company has from time-to-time utilized the services of consultants which have provided specialized financial reporting and taxation skills (who are independent of management and the Company’s auditors) to assist the Company with its financial reporting of complex accounting issues and with its tax provision calculations.  We have identified conditions that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions.  As a remedy to these deficiencies the Chief Operating Officer and Chief Financial Officer perform periodic reviews of financial information to ensure that transactions are properly recorded.  During the period we have continued to implement a number of steps to establish a stronger control environment which will reduce the opportunity to override internal controls.  Dual signatures are now required for all checks issued and we have implemented a more formal process for the approval of all disbursements.  The implementation of these internal controls, combined with our recently strengthened management and employee base has resulted in improved internal control over financial reporting for the Company.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of August 31, 2007 (the “Evaluation Date”).  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were adequate and effective to ensure that our management is alerted to material information required to be included in our periodic filings.  Our management has determined that all matters to be disclosed in this report have been fully and accurately reported.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Not Applicable.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July 2007, we issued 40,000 options to purchase common stock at $2.32 per share to certain of our employees with a grant date fair value of $84,800.  The options were issued pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder or Regulation S, as certain sales were made in “offshore transactions.”

Item 3.  Defaults Upon Senior Securities

Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.  Other Information

Not Applicable.

Item 6.  Exhibits

Regulation S-B Number	Exhibit
2.1	Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (1)
2.2	Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation (2)
2.3	Share Exchange Agreement among the shareholders of Damascus Energy Inc., Patch Energy Inc., Patch International Inc., and Damascus Energy Inc. dated December 15, 2006 (3)
2.4	Share Exchange Agreement among the shareholders of 1289307 Alberta Ltd., Patch Energy Inc., Patch International Inc., and 1289307 Alberta Ltd. dated January 16, 2007 (4)

Regulation S-B Number	Exhibit
3.1	Articles of Incorporation, as amended (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209 (6)
3.4	Certificate of Change Pursuant to NRS 78.209 (7)
3.5	Certificate of Amendment to Articles of Incorporation (8)
4.1	Certificate of Designation of Class A Preferred Voting Stock (3)
4.2	Certificate of Designation of Class B Preferred Voting Stock (4)
4.3	Form of Non-Flow-Through Special Warrant Certificate (9)
4.4	Form of Flow-Through Special Warrant Certificate (9)
4.5	Form of Bonus Warrant Certificate (9)
4.6	Form of Agent Warrant Certificate (9)
10.1	Management services agreement with David Stadnyk dated May 1, 2005 (5)
10.2	Change of Control Agreement with David Stadnyk dated May 1, 2005 (5)
10.3	2006 Stock Option Plan (10)
10.4	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of Damascus Energy Inc. dated December 15, 2006 (3)
10.5	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated December 15, 2006 (3)
10.6	Farmout Agreement Between Damascus Energy Inc. and Bounty Developments Ltd. dated November 30, 2006 (11)
10.7	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of 1289307 Alberta Ltd. dated January 16, 2007 (4)
10.8	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated January 16, 2007 (4)
10.9	Farmout Agreement dated December 12, 2006 (4)
10.10	Conveyance Agreement among 1289307 Alberta Ltd and 1286664 Alberta Ltd. dated December 21, 2006 (4)
10.11	Demand Promissory Note issued by 1289307 Alberta Ltd to 1286664 Alberta Ltd. dated December 21, 2006 (4)
10.12	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated January 22, 2007 (4)
10.13	Agency Agreement among Patch International Inc., Canaccord Capital Corporation and Wellington West Capital Markets Inc. dated February 27, 2007 (9)
10.14	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated February 20, 2007 (11)
10.15	Amending Agreement between Bounty Developments Ltd. and 1286664 Alberta Ltd., dated April 16, 2007 (11)
10.16	Confirmation of Earning between Damascus Energy Inc. and Bounty Developments Ltd. dated April 16, 2007 (11)
16	Letter from Morgan & Company dated March 8, 2007 (12)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer
31.2	Rule 13a-14(a) Certification of Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________
(1)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 15, 2004, filed March 19, 2004.

(2)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated June 15, 2004, filed June 15, 2004.
(3)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated December 15, 2006, filed December 26, 2006.
(4)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated January 16, 2007, filed February 6, 2007.
(5)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005, filed September 14, 2005.
(6)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated July 8, 2005, filed July 19, 2005.
(7)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 14, 2006, filed March 14, 2006.
(8)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated September 14, 2007, filed September 17, 2007.
(9)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated February 27, 2007, filed March 1, 2007.
(10)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2006, filed August 24, 2006.
(11)	Incorporated by reference to the exhibits filed with the registrant’s quarterly report on Form 10-QSB for the quarter ended February 28, 2007, filed April 30, 2007.
(12)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 3, 2007, filed March 9, 2007.
(13)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form SB-2 filed May 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCH INTERNATIONAL INC.

Date: October 12, 2007	By: /s/ Jason G. Dagenais
Jason G. Dagenais, Chief Operating Officer

Date: October 12, 2007	By: /s/ Thomas K. Rouse
Thomas K. Rouse, Chief Financial Officer