Form 10KSB/A
period 2007-05-31
PATCH INTERNATIONAL INC/CN
filed 2007-10-18
CIK 1064481

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

PATCH INTERNATIONAL INC.

FORM 10-KSB/A
FOR THE FISCAL YEAR ENDED
MAY 31, 2007

Explanatory Note

This amended Annual Report on Form 10-KSB/A (this “Amendment”) is filed for the sole purpose of filing the audit opinion of Morgan & Company covering the year ended May 31, 2006 accompanying our audited consolidated financial statements forming a part of the report, which was inadvertently omitted from the original filing on September 24, 2007 (the “Original Filing”).

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update any other disclosures in any way.  In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, this Amendment also includes updated certifications from our Chief Executive Officer and Chief Financial Officer.

PART I.

ITEM 1.        DESCRIPTION OF BUSINESS.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 2.        DESCRIPTION OF PROPERTY.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 3.        LEGAL PROCEEDINGS.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 6.        MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 7.        FINANCIAL STATEMENTS.

See pages beginning with page F-1.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 8A.     CONTROLS AND PROCEDURES.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 8B.     OTHER INFORMATION.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 10.      EXECUTIVE COMPENSATION.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

ITEM 13.      EXHIBITS.

Regulation S-B Number	Exhibit

2.1	Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (1)

2.2	Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation (2)

2.3	Share Exchange Agreement among the shareholders of Damascus Energy Inc., Patch Energy Inc., Patch International Inc., and Damascus Energy Inc. dated December 15, 2006 (3)

2.4	Share Exchange Agreement among the shareholders of 1289307 Alberta Ltd., Patch Energy Inc., Patch International Inc., and 1289307 Alberta Ltd. dated January 16, 2007 (4)

3.1	Articles of Incorporation, as amended (5)

3.2	Bylaws (5)

3.3	Certificate of Change Pursuant to NRS 78.209 (6)

3.4	Certificate of Change Pursuant to NRS 78.209 (7)

3.5	Certificate of Amendment to Articles of Incorporation (8)

4.1	Certificate of Designation of Class A Preferred Voting Stock (3)

Regulation S-B Number	Exhibit

4.2	Certificate of Designation of Class B Preferred Voting Stock (4)

4.3	Form of Non-Flow-Through Special Warrant Certificate (9)

4.4	Form of Flow-Through Special Warrant Certificate (9)

4.5	Form of Bonus Warrant Certificate (9)

4.6	Form of Agent Warrant Certificate (9)

10.1	Management services agreement with David Stadnyk dated May 1, 2005 (5)

10.2	Change of Control Agreement with David Stadnyk dated May 1, 2005 (5)

10.3	2006 Stock Option Plan (10)

10.4	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of Damascus Energy Inc. dated December 15, 2006 (3)

10.5	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated December 15, 2006 (3)

10.6	Farmout Agreement Between Damascus Energy Inc. and Bounty Developments Ltd. dated November 30, 2006 (11)

10.7	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of 1289307 Alberta Ltd. dated January 16, 2007 (4)

10.8	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated January 16, 2007 (4)

10.9	Farmout Agreement dated December 12, 2006 (4)

10.10	Conveyance Agreement among 1289307 Alberta Ltd and 1286664 Alberta Ltd. dated December 21, 2006 (4)

10.11	Demand Promissory Note issued by 1289307 Alberta Ltd to 1286664 Alberta Ltd. dated December 21, 2006 (4)

10.12	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated January 22, 2007 (4)

10.13	Agency Agreement among Patch International Inc., Canaccord Capital Corporation and Wellington West Capital Markets Inc. dated February 27, 2007 (9)

10.14	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated February 20, 2007 (11)

10.15	Amending Agreement between Bounty Developments Ltd. and 1286664 Alberta Ltd., dated April 16, 2007 (11)

10.16	Confirmation of Earning between Damascus Energy Inc. and Bounty Developments Ltd. dated April 16, 2007 (11)

Regulation S-B Number	Exhibit

16	Letter from Morgan & Company dated March 8, 2007 (12)

21	Subsidiaries of the registrant (13)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).

31.2	Certification of Principal Financial Officer pursuant to Section 302 of Sarbanes-Oxley

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley

(1)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 15, 2004, filed March 19, 2004.
(2)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated June 15, 2004, filed June 15, 2004.
(3)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated December 15, 2006, filed December 26, 2006.
(4)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated January 16, 2007, filed February 6, 2007.
(5)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005, filed September 14, 2005.
(6)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated July 8, 2005, filed July 19, 2005.
(7)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 14, 2006, filed March 14, 2006.
(8)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated September 14, 2007, filed September 17, 2007.
(9)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated February 27, 2007, filed March 1, 2007.
(10)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2006, filed August 24, 2006.
(11)	Incorporated by reference to the exhibits filed with the registrant’s quarterly report on Form 10-QSB for the quarter ended February 28, 2007, filed April 30, 2007.
(12)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 3, 2007, filed March 9, 2007.
(13)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form SB-2 filed May 9, 2007.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Incorporated by reference to the Registrant’s Form 10-KSB filed September 24, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCH INTERNATIONAL INC.

Date: October 11, 2007	/s/ Jason G. Dagenais
Jason G. Dagenais, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason G. Dagenais	Chief Operating Officer	October 11, 2007
Jason G. Dagenais	(Principal Executive Officer)

/s/ Thomas K. Rouse	Chief Financial Officer	October 11, 2007
Thomas K. Rouse	(Principal Financial Officer)

/s/ Michael S. Vandale	Director	October 11, 2007
Michael S. Vandale

/s/ Mark L. Bentsen	Director	October 11, 2007
Mark L. Bentsen

/s/ Roderick D. Maxwell	Director	October 11, 2007
Roderick D. Maxwell

/s/ Greg L. Belzberg	Director	October 16, 2007
Greg L. Belzberg

PATCH INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2007
(Stated in U.S. Dollars)

Patch International Inc.
May 31, 2007

Index

Reports of Independent Registered Public Accounting Firms	F-1

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Cash Flows	F-5

Consolidated Statements of Stockholders’ Equity (Deficit)	F-6

Notes to the Consolidated Financial Statements	F-7

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

[LETTERHEAD OF MORGAN & COMPANY]

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders of
Patch International Inc.

We have audited the accompanying consolidated balance sheets of Patch International Inc. as of May 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended May 31, 2006.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patch International Inc. as of May 31, 2006, and the results of their operations and their cash flows for the year ended May 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

Vancouver, B.C.                                                                                                                   /s/ Morgan & Company

July 28, 2006                                                                                                                       Chartered Accountants

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