Form 10QSB
period 2007-11-30
PATCH INTERNATIONAL INC/CN
filed 2008-01-14
CIK 1064481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: November 30, 2007

☐            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _________ to ________

Commission file number:  0-28627

PATCH INTERNATIONAL INC.
(Exact name of small business issuer as specified in its charter)

Nevada	87-0393257
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 1670, 700 – 2nd Street S.W., Calgary, Alberta, Canada T2P 2W1
(Address of principal executive offices)

(403) 441-4390
(Issuer’s telephone number)

Suite 300, 441 – 5th Avenue S.W., Calgary, Alberta, Canada T2P 2V1
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  34,025,724 shares of Common Stock, $.001 par value, as of January 4, 2008

Transitional Small Business Disclosure Format (check one);  Yes ☐   No ☒

PATCH INTERNATIONAL INC.

FORM 10-QSB
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2007

Patch International Inc.
Consolidated Balance Sheets
(Unaudited)
	November 30,	May 31,
(U.S. Dollars)	2007	2007
ASSETS
Current Assets
Cash and cash equivalents	$2,401,924	$6,590,466
Accounts receivable	299,992	18,966
Due from related parties (Note 4)	1,007,611	1,009,697
Prepaid expenses and other	290,336	71,480
Total Current Assets	3,999,863	7,690,609

Marketable securities (Note 5)	225,000	850,000
Joint venture receivable (Note 6)	349,681	323,394
Property and equipment	128,355	98,916
Oil and gas interests (successful efforts method) (Note 7)	41,296,807	37,658,925
Total Assets	$45,999,706	$46,621,844
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,603,060	$2,756,345
Income tax payable	2,975,265	2,785,763
Due to related parties (Note 4)	1,000,000	1,000,000
Total Current Liabilities	5,578,325	6,542,108
Exchangeable shares (Note 8)	-	20,150,772
Special warrants (Note 9)	-	26,505,862
Asset retirement obligations (Note 10)	144,322	129,959
Deferred income taxes	1,141,370	-
Total Liabilities	6,864,017	53,328,701
STOCKHOLDERS' EQUITY
Class A Preferred Voting Stock	-	-
1 share authorized with par value of $0.01 per share;
1 share issued and outstanding
Class B Preferred Voting Stock	-	-
10,000 shares authorized with par value of $0.01 per share;
1 share issued and outstanding
Common Stock	34,026	20,240
300,000,000 common shares authorized with par value of $0.001 per share
34,025,724 shares issued and outstanding (May 31, 2007 - 20,239,774 shares)
(excludes 2,000 shares held in treasury)
Exchangeable shares (Note 8)	12,507,376	-
Additional paid-in capital	26,780,005	10,111,507
Stock subscriptions receivable	-	(38,500)
Accumulated other comprehensive income	940,955	837,870
Retained earnings (deficit)	(1,126,673)	(17,637,974)
Total Stockholders' Equity	39,135,689	(6,706,857)
Total Liabilities and Shareholders' Equity	$45,999,706	$46,621,844

Future operations (Note 2)
Commitments (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Operations
(Unaudited)	Three Months Ended		Six Months Ended
	November 30		November 30
(U.S. Dollars)	2007	2006	2007	2006
Revenue
Oil and gas	$3,069	$2,577	$8,132	$6,883
Expenses
Oil and gas production and royalties	23,340	3,607	44,571	5,182
General and administrative	1,046,084	908,725	2,047,012	1,626,741
Depletion, depreciation and accretion	11,193	13,968	20,307	28,703
Dry hole costs	431,433	-	528,482	-
Geological and geophysical costs	65,286	-	101,715	-
Total operating expenses	1,577,336	926,300	2,742,087	1,660,626
Other income (expenses)
Interest and other	41,087	110,440	99,294	150,746
Financing costs (Note 9)	(320,311)	-	(640,622)	-
Holding gain on exchangeable shares and special warrants (Notes 8 and 9)	971,157	-	18,178,828	-
Holding loss on marketable securities (Note 5)	(209,978)	-	(672,750)	-
Gain on foreign exchange	2,187,576	-	2,913,315	-
Loss on foreign exchange relating to current income taxes payable	(228,230)	-	(189,502)	-
Gain on sale of marketable securities	-	6,640,000	-	7,609,599
Total other income	2,441,301	6,750,440	19,688,563	7,760,345
Income before income taxes and discontinued operations	867,034	5,826,717	16,954,608	6,106,602
Provision for income taxes
Current	-	1,987,092	-	2,278,501
Deferred	443,307	-	443,307	-
	443,307	1,987,092	443,307	2,278,501
Income before discontinued operations	423,727	3,839,625	16,511,301	3,828,101
Discontinued operations (Note 12)	-	12,796	-	43,004
Net income	423,727	3,852,421	16,511,301	3,871,105
Other comprehensive income (loss) (Note 13)
Marketable securities:
Reclassification to realized gain	-	(3,877,486)	-	(4,623,768)
Holding gain	-	1,431,486	-	2,094,768
Increase (decrease) in unrealized gain on marketable securities	-	(2,446,000)	-	(2,529,000)
Foreign currency translation adjustment	163,560	(93,227)	103,085	(60,699)
Other comprehensive income (loss) (Note 13)	163,560	(2,539,227)	103,085	(2,589,699)
Comprehensive income	$587,287	$1,313,194	$16,614,386	$1,281,406

Net income per share
Basic	$0.01	$0.24	$0.54	$0.25
Diluted	$0.01	$0.24	$0.37	$0.24
Weighted average number of common shares outstanding
Basic	40,484,439	15,778,916	30,306,793	15,665,042
Diluted	43,952,213	16,193,512	44,317,283	16,079,638

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended		Six Months Ended
(U.S. Dollars)	November 30		November 30
	2007	2006	2007	2006
Operating Activities
Net income	$423,727	$3,852,421	$16,511,301	$3,871,105
Adjustment of items not involving cash
Depletion, depreciation and accretion	11,193	13,968	20,307	28,703
General and administrative	-	146,171	-	211,095
Stock-based compensation	376,349	341,182	771,136	554,643
Financing costs	320,311	-	640,622	-
Holding gain on exchangeable shares and special warrants	(971,157)	-	(18,178,828)	-
Gain on sale of marketable securities	-	(6,640,000)	-	(7,609,599)
Holding loss on marketable securities	209,978	-	672,750	-
Gain on foreign exchange	(2,187,576)	-	(2,913,315)	-
Non-controlling interest in net loss	-	(12,005)	-	(19,765)
Deferred income taxes	443,307	-	443,307	-
(Increase) decrease in accounts receivable	17,772	5,039	(307,313)	19,621
Increase in prepaid expenses and other	(217,728)	(20,816)	(218,856)	(30,946)
Decrease in due from related parties	3,234	-	2,086	-
Increase (decrease) in accounts payable and accrued liabilities	268,212	21,750	(1,153,285)	69,980
Increase in income taxes payable	228,230	2,007,508	189,502	2,298,917
Net cash used in continuing operations	(1,074,148)	(284,782)	(3,520,586)	(606,246)
Discontinued operations	-	24,497	-	11,836
Net cash used in operating activities	(1,074,148)	(260,285)	(3,520,586)	(594,410)
Investing Activities
Purchase of equipment	(28,226)	-	(38,132)	-
Oil and gas interests	(742,985)	(1,301,064)	(931,056)	(2,660,480)
Proceeds on sale of marketable securities	-	6,640,001	-	7,609,600
Net cash provided by (used in) investing activities	(771,211)	5,338,937	(969,188)	4,949,120
Financing Activities
Repayments to related parties	-	(37,268)	-	(37,268)
Proceeds from common stock	-	-	-	203,000
Acquisition of treasury stock	-	(1,554)	-	(6,309)
Net cash provided by (used in) financing activities	-	(38,822)	-	159,423
Effect of exchange rate changes on cash	203,875	(19,646)	301,232	(22,069)
Change in cash and cash equivalents for the period	(1,641,484)	5,020,184	(4,188,542)	4,492,064
Cash and cash equivalents, beginning of period	4,043,408	3,945,324	6,590,466	4,473,444
Cash and cash equivalents, end of period	$2,401,924	$8,965,508	$2,401,924	$8,965,508
CASH AND CASH EQUIVALENTS CONSISTS OF:
Cash in bank	3,844	2,183,610	3,844	2,183,610
Term deposits	2,398,080	6,781,898	2,398,080	6,781,898
	$2,401,924	$8,965,508	$2,401,924	$8,965,508
SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$-	$-	$-	$-
Interest paid	$-	$(12,631)	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

								Accumulated
						Additional	Stock	Other	Retained	Total
	Preferred Stock		Common Stock		Exchangeable	Paid-in	Subscriptions	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Receivable	Income (Loss)	(Deficit)	Equity
Balance, May 31, 2006	-	$-	15,163,112	$15,163	$-	$3,335,380	$-	$7,352,558	$987,862	$11,690,963
Stock options exercised for cash	-	$-	1,590,000	$1,590	$-	$1,144,410	$(38,500)	$-	$-	$1,107,500
Common stock issued by private placement	-	$-	3,240,000	$3,240	$-	$2,601,229	$-	$-	$-	$2,604,469
Acquisition of common stock, subsequently cancelled	-	$-	(3,588)	$(3)	$-	$(1,127)	$-	$-	$(3,624)	$(4,754)
Acquisition of common stock	-	$-	(2,000)	$(2)	$-	$(1,553)	$-	$-	$-	$(1,555)
Share issuance costs	-	$-	-	$-	$-	$(102,922)	$-	$-	$-	$(102,922)
Stock-based compensation	-	$-	252,250	$252	$-	$3,136,090	$-	$-	$-	$3,136,342
Accumulated other comprehensive income	-	$-	-	$-	$-	$-	$-	$(6,514,688)	$-	$(6,514,688)
Net loss for the year	-	$-	-	$-	$-	$-	$-	$-	$(18,622,212)	$(18,622,212)
Balance, May 31, 2007	-	$-	20,239,774	$20,240	$-	$10,111,507	$(38,500)	$837,870	$(17,637,974)	$(6,706,857)
Conversion of special warrants - Sept.14, 2007 (note 9)	-	$-	13,121,790	$13,122	$-	$15,629,382	$-	$-	$-	$15,642,504
Conversion of bonus warrants - Sept.25, 2007 (note 9)	-	$-	664,160	$664	$-	$-	$-	$-	$-	$664
Reclassify exchangeable shares to equity (note 8)	-	$-	-	$-	$12,507,376	$-	$-	$-	$-	$12,507,376
Recovery of stock subscriptons receivable	-	$-	-	$-	$-	$-	$38,500	$-	$-	$38,500
Share issuance costs	-	$-	-	$-	$-	$(1,841)	$-	$-	$-	$(1,841)
Stock-based compensation	-	$-	-	$-	$-	$1,040,957	$-	$-	$-	$1,040,957
Accumulated other comprehensive income	-	$-	-	$-	$-	$-	$-	$103,085	$-	$103,085
Net income for the period	-	$-	-	$-	$-	$-	$-	$-	$16,511,301	$16,511,301
Balance, November 30, 2007	-	$-	34,025,724	$34,026	$12,507,376	$26,780,005	$-	$940,955	$(1,126,673)	$39,135,689

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Notes to the Consolidated Financial Statements
November 30, 2007 (unaudited)

1.          BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its consolidated operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007, has been omitted.  The results of operations for the six months ended November 30, 2007 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2008.  These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

2.            FUTURE OPERATIONS

The financial statements have been prepared on a going concern basis.  As at November 30, 2007, the Company reported a deficit of $1.1 million and a working capital deficiency of $1.6 million.  Additional funding will be required to cover the administrative costs of the Company for the upcoming year and for expenditures connected with the acquisition, exploration and appraisal of new and existing oil and gas projects.

The ultimate development of the Company’s oil and gas projects, if proven commercial, will require additional funding.  The Company’s future operations are dependent upon its ability to obtain additional funding and ultimately achieve profitable operations.  The Company intends to explore the availability of obtaining additional funding and the magnitude of its discretionary capital expenditure program will be dependent on such funding.  The outcome of these matters cannot be predicted with certainty at this time.  The financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to secure additional funding or achieve profitable operations.

3.            RECENT PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141R, "Business Combinations" and SFAS 160, "NonControlling Interests in Consolidated Financial Statements". The new statements require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require noncontrolling interests to be reported as a component of equity, which changes the accounting or transactions with noncontrolling interest holders. The new statements are a joint project with the IASB. Both statements are effective for periods beginning on or after December 15, 2008. Management is in the process of reviewing the requirements of this recent statement.

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

Patch International Inc.
Notes to the Consolidated Financial Statements
November 30, 2007 (unaudited)

4.            DUE TO/FROM RELATED PARTIES

a)
Related parties include former and current directors and officers and companies with common management and directorships. Related party accounts are unsecured with no fixed terms of interest. At November 30, 2007, $1,007,611 (May 31, 2007 - $1,009,697) was due from a current director of the Company.

b)
An officer and the then sole director of the Company earned a fee of $1,000,000 for the facilitation of the acquisition of the Firebag Oil Sands Project owned by in 1289307 Alberta Ltd. (as disclosed in Note 8(b)) by the Company. These properties were previously owned by a company controlled by this officer who was at the time the sole director of the Company. The timing of this payment is subject to certain conditions as set out in an agreement between the parties.

The above transactions have been measured in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the related parties.

5.            MARKETABLE SECURITIES

As a part of its sale of assets to Great Northern Oilsands Inc. (“GNOS”) (Note 12), the Company received 1,000,000 Rule 144 restricted common shares of GNOS with a value of $1,956,990 (CAD$2,100,000).  Effective April 16, 2007, GNOS announced the forward split of its common stock on a 50 to 1 basis.  As a result, the Company holds 50,000,000 shares of GNOS at November 30, 2007 with a market value for the shares at November 30, 2007 of $225,000.The holding loss for the six month period ended November 30, 2007 is $672,750.  These shares are held in trust for the Company and have been classified as marketable securities.

Market Value
November 30, 2007
50,000,000 ordinary shares -- Great Northern Oilsands Inc.	$225,000

6.            JOINT VENTURE RECEIVABLE

Pursuant to the terms of the Farmout Agreement on the Dover (Ells) property, the Company has earned an 80% working interest in the joint lands by drilling 16 evaluation wells on the property.  Subsequent to meeting its earning requirements the Company drilled an additional 3 evaluation wells on the property.  The Company is responsible for its 80% share of the costs of these 3 additional evaluation wells and pursuant to the terms of the Farmout Agreement the Company will finance its joint venture partner for its 20% share of the costs of these 3 additional evaluation wells.  The joint venture partner’s share of the additional well costs will be repaid upon the earlier of the sale of the Company’s interest in the property or 10 years from the abandonment of these 3 additional wells.  Interest shall accrue on the outstanding amount at the Bank of Canada’s prime rate plus 1% until the amount is repaid.  At November 30, 2007, the amount owing to the Company is $349,681.

7.            OIL AND GAS INTERESTS

	November 30,	May 31,
OIL AND GAS INTERESTS -- SUCCESSFUL EFFORTS METHOD	2007	2007
Balance beginning of the period	$37,658,925	$2,964,017
Expenditures and acquisitions	1,561,253	48,457,902
Foreign currency translation adjustment	2,706,826	2,108,970
Dispositions	-	(2,651,277)
Depletion, depreciation and impairment of oil and gas property	-	(5,087,858)
Dry well and abandoned interests	(528,482)	(5,664,773)
Geological and geophysical costs	(101,715)	(2,468,056)
Balance end of the period	$41,296,807	$37,658,925

Effective December 15, 2006, the Company acquired Damascus Energy Inc. (Note 8(a)) for total share consideration of $12,442,965.  The Oil and Gas Interests acquired in this transaction were valued at $23,475,628 with the majority of this value attributable to the Dover (Ells) Oil Sands Project.  Through additional drilling and seismic activity, the Company has earned an 80% working interest on the Dover (Ells) lands.  Effective January 16, 2007, the Company acquired 1289307 Alberta Ltd. (Note 8(b)).  The Oil and Gas Interests acquired in this transaction were valued at $5,417,197, all attributable to the Firebag Oil Sands Project.

Patch International Inc.
Notes to the Consolidated Financial Statements
November 30, 2007 (unaudited)

7.            OIL AND GAS INTERESTS (Continued)

Additional drilling and seismic activity has earned the Company a 75% working interest on the Firebag lands.

During the year ended May 31, 2007, the Company disposed of the majority of its non-core conventional oil and gas asset base in the transaction with Great Northern Oilsands Inc. (Note 12).  All properties retained by the Company are classified as unproved properties as no proven reserves exist.  All activity relating to Oil and Gas Interests by the Company is located in Canada.

In accordance with successful efforts accounting for oil and gas interests the Company has expensed all geological and geophysical costs incurred and the drilling costs associated with the Firebag properties as the drilling results on the property did not support recoverability of these costs.

8.            ACQUISITIONS

a)
The Company entered into a Share Exchange Agreement dated December 1, 2006, with Damascus Energy Inc. (“Damascus”), whereby the Company would acquire 100% of the issued and outstanding share capital of Damascus.  The transaction closed on December 15, 2006, and is accounted for using the purchase method.  By acquiring Damascus, the Company received the right to earn up to an 80% working interest in the Dover Oil Sands Project.  Under the terms of the Share Exchange Agreement, because the Company did not have enough authorized shares to effect the transaction, Patch Energy Inc. (“Energy”) acquired all of the issued and outstanding common shares of Damascus (18,852,978 common shares) in consideration for one share of Class A Preferred Voting Stock of the Company and 9,426,489 shares of Series A Preferred Stock of Energy (the “Exchangeable Shares”) that are exchangeable for 9,426,489 shares of the Company’s common stock.  The Exchangeable Shares may be exchanged when the Company has increased its authorized common stock, however, no recourse exists should approval not be received by the Company allowing for the conversion of the Exchangeable Shares into the Company’s common stock.  The shares were valued at $1.32 per share based upon the market price of the Company’s common shares at the closing date of the transaction.  During the current fiscal year, adjustments may be made to finalize the purchase price equation.  The president of Damascus, who was also a director of Energy prior to the acquisition, was appointed to serve as a director of the Company.  During the year ended May 31, 2007, a director of Energy received $244,840 (CAD$283,019) in connection with the acquisition.

The purchase price was allocated to the following assets and liabilities:

Accounts receivable	$279,368
Oil and gas interests	23,475,628
Accounts payable and accrued liabilities	(7,597,054)
Other current liabilities	(427,871)
Asset retirement obligations	(73,534)
Deferred income taxes	(3,213,572)

Paid by issuance of 9,426,489 shares of Series A preferred stock of Patch Energy Inc., and 1 share of Class A preferred voting stock of Patch International Inc.	$12,442,965

b)
The Company entered into a Share Exchange Agreement dated December 21, 2006 with 1289307 Alberta Ltd. (“1289307”), whereby the Company would acquire 100% of the issued and outstanding share capital of 1289307.  The transaction closed on January 16, 2007 and is accounted for using the purchase method.  By acquiring 1289307 the Company received the right to earn up to a 75% working interest in the Firebag Oil Sands Project.  Under the terms of the Share Exchange Agreement, since the Company did not have enough authorized shares to effect the transaction, Energy acquired all of the issued and outstanding common shares of 1289307 (500,000 common shares) in consideration for one share of Class B Preferred Voting Stock of the Company and 500,000 shares of Energy that are exchangeable for 500,000 shares of the Company’s common stock.  The Exchangeable Shares will be exchanged when the Company has increased its authorized common stock, however no recourse exists should approval not be received by the Company allowing for the conversion of the Exchangeable Shares into the Company’s common stock.  The shares were valued at $1.32 per share, based upon the market price of the Company’s common shares at the closing date of the transaction.

Patch International Inc.
Notes to the Consolidated Financial Statements
November 30, 2007 (unaudited)

8.	ACQUISITIONS (Continued)

The purchase price was allocated to the following assets and liabilities:

Accounts receivable	$1
Oil and gas interests	5,417,197
Other current liabilities	(4,417,197)
Promissory note payable -- Note 4(b)	(1,000,000)

Purchase price	$1

The holders of the Series A Preferred shares of Patch Energy Inc. do not have any voting or economic interest in the operations and assets of Patch Energy Inc.

The purchase price, represented by the Series A Preferred Stock of Energy which is exchangeable into common stock of the Company, as disclosed in both Notes 8 (a) and (b) totals $12,507,376 (May 31, 2007 - $20,150,772) and is based on the market price of $1.26 per share on September 14, 2007.  In accordance with EITF-00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company determined that share settlement was not within the control of the Company prior to September 14, 2007 as shareholder approval was required.  As a result of receiving shareholder approval to increase the authorized capital stock of the Company, at the Special Meeting of Stockholders held on September 14, 2007, the balance at this date has been reclassified to stockholder’s equity.

	Issued	Issue Price	$

Exchangeable shares:
Issued on acquisition of Damascus (Note 8(a))	9,426,489	$1.32	12,442,965
Issued in conjunction with the acquisition of 1289307 (Note 8(b))	500,000	$1.32	660,000
	9,926,489		13,102,965
Fair value adjustment	-		7,047,807
Balance, May 31, 2007	9,926,489		20,150,772
Fair value adjustment (to September 14, 2007)	-		(7,643,396)
Balance - reclassified to stockholder's equity	9,926,489		12,507,376

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

Each Special Warrant entitled the holder to acquire one Unit of the Company, for no additional consideration.  Each Unit consisted of one share of the Company’s common stock, subject to the Company increasing its authorized number of shares of common stock and one common share Bonus Warrant.  Each Bonus Warrant entitled the holder to receive, without additional consideration, up to 0.10 shares or 830,200 of the Company’s common stock, subject to the Company not completing certain filings on or before April 28, 2007 and not, (i) becoming a “reporting issuer” in any province or territory of Canada; (ii) having a registration statement declared effective in the United States; and (iii) having its common stock listed on the TSX Venture Exchange or Toronto Stock Exchange on or before September 25, 2007.  Financing costs of $298,872 have been recorded for the year ended May 31, 2007 (May 31, 2006 – Nil) which represents the market value of the Company’s common stock issued to satisfy the exercise of the Bonus Warrants at the date the Bonus Warrants became exercisable.

Patch International Inc.
Notes to the Consolidated Financial Statements
November 30, 2007 (unaudited)

9.            SPECIAL WARRANTS AND FLOW-THROUGH SPECIAL WARRANTS (Continued)

Each Flow-through Special Warrant entitled the holder to acquire, for no additional consideration, one share of the Company’s common stock upon the Company increasing its authorized number of shares of the Company’s common stock.

On September 14, 2007, the Company received shareholder approval to increase its authorized capital stock and the Special Warrants, Flow-through Special Warrants and the 166,040 Bonus Warrants which were issuable as the result of the Company not meeting its April 28, 2007 filing deadlines, as described above, were converted into 13,121,790 common shares of the Company.  An additional 664,160 Bonus Warrants were converted into 664,160 shares of the Company’s common stock, without additional consideration, as the September 25, 2007 filing deadlines were also not met by the Company.

The Company paid $1,183,646 in cash commissions to the agents and issued non-transferable agents’ warrants to purchase up to 762,645 shares of the Company’s common stock at an exercise price of $1.50 per share on the later of:  (i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada, but no later than February 27, 2009.  The fair value of the Agents’ warrants of $1,281,244 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 138%; risk free interest rate of 4.54%; and expected life of 2 years.  For the six months ended November 30, 2007, $640,622 has been determined to be the fair value representing the vested portion of the Agents’ warrants and has been included in financing costs.

Prior to September 14, 2007, the Company had accounted for the net proceeds received from the sale of the Special Warrants and the Flow-through Special Warrants and the value of the Bonus Warrants as a liability on the face of the balance sheet.  In accordance with EITF–00-19, the Company determined that share settlement of the Special Warrants, Flow-through Special Warrants and Bonus Warrants was not within the control of the Company, as shareholder approval was required, and therefore, the value of these instruments was classified as a liability and was fair valued at September 14, 2007, using the market price of $1.26 per share.  Upon receipt of the required approvals, this amount was reclassified to stockholder’s equity.

	Issued	Issue Price	$

Special Warrants	8,302,000	$1.50	12,453,000
Flow-through Special Warrants	4,653,750	$1.65	7,678,687
			20,131,687
Less: Commissions and professional fees	-		(1,372,654)
Net proceeds			18,759,033
Agent's Warrants	762,645		334,391
Bonus warrants	166,040		298,872
	13,884,435		19,392,296
Fair value adjustments:
Special Warrants and Flow-through Special Warrants	-		7,113,196
Agent's Warrants	-		(37,819)
Bonus Warrants	-		38,189
Balance, May 31, 2007	13,884,435		26,505,862

Agent's warrants	-		370,137
Fair value adjustments:
Special Warrants and Flow-through Special Warrants	-		(10,920,639)
Agent's Warrants	-		(127,850)
Bonus Warrants	-		(185,006)
Balance, September 14, 2007	13,884,435		15,642,504

Patch International Inc.
Notes to the Consolidated Financial Statements
November 30, 2007 (unaudited)

10.            ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated by management based on the Company’s net ownership in wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods.  At November 30, 2007, the total undiscounted value of the total asset retirement obligation is estimated to be $166,835.  These payments are expected to be made over the next 3 years.  The Company’s credit adjusted risk free rate of 6.5 percent and an inflation rate of 3.0 percent were used to calculate the present value of the asset retirement obligation.

The following table reconciles the Company’s asset retirement obligations:

	For the six	For the year
	months ended	ended
	November 30, 2007	May 31, 2007
Beginning Asset Retirement Obligations	$129,959	$34,379
Liabilities acquired	-	73,534
Revisions	9,483	20,858
Accretion	4,880	1,188
Total Asset Retirement Obligations	$144,322	$129,959

11.            STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity is as follows:

	For the six months ended		For the year ended
	November 30, 2007		May 31, 2007
		Weighted		Weighted
Stock Options	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Balance, beginning of period	3,225,000	$1.40	2,272,500	$0.75
Granted	40,000	2.32	4,265,000	1.33
Expired	-	-	(300,000)	0.39
Forfeited	(75,000)	1.75	(672,500)	0.60
Cancelled	-	-	(750,000)	1.20
Exercised	-	-	(1,590,000)	0.72
Balance, end of period	3,190,000	$1.40	3,225,000	$1.40

As at November 30, 2007, the weighted average remaining contractual life of the outstanding options is 4.17 years.

During the six months ended November 30, 2007, stock-based compensation amounting to $771,136 (November 30, 2006 - $554,643) was recorded.

The weighted average fair value of the options granted during the year ended May 31, 2007 was $1.73 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 148%; risk free interest rate of 4.59%; and expected life of 5.0 years.  The 3,190,000 outstanding options at November 30, 2007 are non-vested and will vest one-third on each of the first, second and third anniversaries from the date the option is granted.

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

Patch International Inc.
Notes to the Consolidated Financial Statements
November 30, 2007 (unaudited)

12.            DISCONTINUED OPERATIONS (Continued)

The results of discontinued operations are summarized as follows:

	Six Months Ended
	November 30,
	2007		2006
	$		$
Revenue:
Oil and Gas		-		58,726
Expenses		-		15,722
Net operating income from discontinued operations		-		43,004

13.            OTHER COMPREHENSIVE INCOME / (LOSS)

Components of other comprehensive income (loss) are as follows:

	For the six months ended
	November 30, 2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$103,085	$-	$103,085
Other comprehensive income	$103,085	$-	$103,085

	For the six months ended
	November 30, 2006
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Marketable securities:
Decrease in unrealized gain on marketable securities	$(6,605,383)	$1,981,615	$(4,623,768)
Holding gain	2,992,526	(897,758)	2,094,768
(Decrease) in unrealized gain on marketable securities	(3,612,857)	1,083,857	(2,529,000)
comprehensive income
Foreign currency translation adjustment	(60,699)	-	(60,699)
Other comprehensive income (loss)	$(3,673,556)	$1,083,857	$(2,589,699)

14.            COMMITMENTS

The Company has entered into lease arrangements for office space to June 2009.  The future minimum lease payments total $391,283.

For the year ended May 31,
2008	2009	2010
$123,697	$247,002	$20,584

Item 2.    Management’s Discussion and Analysis or Plan of Operation

The following discussion of the financial condition and results of operations for Patch International Inc. (“we,” “us,” or “our”) should be read in conjunction with the accompanying financial statements and related footnotes and our financial statements and related footnotes for the periods ended May 31, 2007 included in our Annual Report on Form 10-KSB.

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

Recent Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations” and SFAS 160, “Non-Controlling Interests in Consolidated Financial Statements”.  The new statements require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests to be reported as a component of equity, which changes the accounting or transactions with non-controlling interest holders.  The new statements are a joint project with the IASB.  Both statements are effective for periods beginning on or after December 15, 2008. Management is in the process of reviewing the requirements of this recent statement.

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

Results of Operations

On March 8, 2007, we sold the majority of our conventional oil and gas properties (see Note 12 of the Notes to Consolidated Financial Statements).  As a result, net operating revenue derived from the properties disposed of in this transaction were reclassified into Discontinued Operations for the three and six month periods ended November 30, 2006.

Three Months Ended November 30, 2007.  We continue to hold one minor producing property, at MacLeod, Alberta, Canada, and during the three month period ended November 30, 2007, this property generated revenue of $3,069 and incurred oil and gas production and royalty expense of $23,340 for a net operating loss of $20,271.  This compared to a net operating loss of $1,030 during the three month period ended November 30, 2006.  The properties which were included in the disposition to Great Northern Oilsands Inc. generated operating income of $12,796 during the three month period ended November 30, 2006.

General and administrative costs for the three month period ended November 30, 2007 totaled $1,046,084 compared to $908,725 during the same period of 2006.  The increase in general and administrative costs relates to a combination of non-cash charges and our increased activity level.  The non-cash component related to stock-based compensation, of the total general and administrative costs totaled $376,349 for the three months ended November 30, 2007 compared to $341,182 during the same period the previous year.  At November 30, 2007, we have a total of 3,190,000 stock options issued and outstanding with a weighted average exercise price of $1.40 and a remaining contractual life of 4.17 years.  At November 30, 2007, none of the issued and outstanding stock options had vested.  The balance of the increase in general and administrative costs is attributed to increased activity levels associated with the acquisition and development of the assets acquired in the Damascus and 1289307 transactions.

Depletion, depreciation, accretion and impairment of oil and gas property, dry hole costs and geological and geophysical costs totaled $507,912 during the three months ended November 30, 2007 compared to $13,968 during the three month period ended November 30, 2006.  In accordance with the guidelines surrounding successful efforts method of accounting we have expensed all geological and geophysical costs incurred and dry hole costs (primarily associated with the Firebag Oil Sands Project).

During the three months ended November 30, 2007, we earned interest and other income of $41,087 compared to $110,440 during the same three month period in 2006.  Interest income was earned primarily through the short-term investment of available cash balances.

We recorded financing costs of $320,311 during the three months ended November 30, 2007.  These costs are associated with the amortization of the Black-Scholes value of the Agents’ Warrants issued in connection with the private placement of Special Warrants and Flow-through Special Warrants.

We recorded a holding gain of $971,157 resulting from the difference between the fair market value of the Exchangeable Shares, Special Warrants, Flow-through Special Warrants, Agents’ Warrants, and Bonus Warrants at September 14, 2007 and the recorded values at May 31, 2007.

We recorded a holding loss on marketable securities of $209,978 relating to the shares that we hold in Great Northern Oilsands Inc. (as described in Note 5 of the Consolidated Financial Statements).

We recorded a gain on foreign exchange of $2,187,576 during the three month period ended November 30, 2007 as a result of the appreciation in the value of the Canadian dollar in comparison to the United States dollar.

During the three month period ended November 30, 2006 we recorded a gain before applicable taxes of $6,640,000 on the sale of 3,300,000 Pharmaxis Ltd. shares.  As of May 31, 2007 we did not own any shares of Pharmaxis Ltd. and we were not involved in any transactions during the three month period ended November 30, 2007 which involved Pharmaxis Ltd. shares.

A foreign exchange loss of $228,230 was recorded for the three month period ended November 30, 2007, relating to the Australian taxes payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

Net income for the period was $423,727 ($0.01 per share basic and diluted) compared to $3,852,421 ($0.24 per share basic and diluted) for the three months ended November 30, 2006.

Other comprehensive income comprised a foreign currency translation adjustment gain of $163,560 in 2007, as compared to a loss of $93,227 in 2006.  During the three month period ended November 30, 2006 we also recorded a holding gain of $1,431,486 which was offset by a loss of $3,877,486 on the reclassification of the Pharmaxis Ltd shares to realized gain.

Comprehensive income for the three months ended November 30, 2007 is $587,287 as compared to $1,313,194 during the three month period ended November 30, 2006.

Six Months Ended November 30, 2007.  We continue to hold one minor producing property, at MacLeod, Alberta, Canada, and during the six month period ended November 30, 2007, this property generated revenue of $8,132 and incurred oil and gas production and royalty expense of $44,571 for a net operating loss of $36,439.  This compared to net operating income of $1,701 during the six month period ended November 30, 2006.  The properties which were included in the disposition to Great Northern Oilsands Inc. generated operating income of $43,004 during the six month period ended November 30, 2006.

General and administrative costs for the six month period ended November 30, 2007 totaled $2,047,012 compared to $1,626,741 during the same period of 2006.  The increase in general and administrative costs relates to a combination of non-cash charges and our increased activity level.  The non-cash component related to stock-based compensation of the total general and administrative costs totaled $771,136 compared to $554,643 during the same period the previous year.  The balance of the increase in general and administrative costs is attributed to increased activity levels associated with the acquisition and development of the assets acquired in the Damascus and 1289307 transactions.

Depletion, depreciation, accretion and impairment of oil and gas property, dry hole costs and geological and geophysical costs totaled $650,504 during the six months ended November 30, 2007 compared to $28,703 during the six month period ended November 30, 2006.  In accordance with the guidelines surrounding successful efforts method of accounting we have expensed all geological and geophysical costs incurred and dry hole costs (primarily associated with the Firebag Oil Sands Project).

We earned interest and other income of $99,294 in 2007 compared to $150,746 during the same six month period in 2006.  Interest income was earned primarily through the short-term investment of available cash balances.

We recorded financing costs of $640,622 during the six months ended November 30, 2007.  These costs are associated with the amortization of the Black-Scholes value of the Agents’ Warrants issued in connection with the private placement of Special Warrants and Flow-through Special Warrants.

We recorded a holding gain of $18,178,828 resulting from the difference between the fair market value of the Exchangeable Shares, Special Warrants, Flow-through Special Warrants, Agents’ Warrants, and Bonus Warrants at September 14, 2007 and the recorded values at May 31, 2007.

We recorded a holding loss on marketable securities of $672,750 relating to the shares that we hold in Great Northern Oilsands Inc. (as described in Note 5 of the Consolidated Financial Statements).

We recorded a gain on foreign exchange of $2,913,315 during the six month period ended November 30, 2007 as a result of the appreciation in the value of the Canadian dollar in comparison to the United States dollar.

During the six month period ended November 30, 2006 we recorded a gain before applicable taxes of $7,609,599 on the sale of 4,000,000 Pharmaxis Ltd. shares.  As of May 31, 2007 we did not own any shares of Pharmaxis Ltd. and we were not involved in any transactions during the three month period ended November 30, 2007 which involved Pharmaxis Ltd. shares.

A foreign exchange loss of $189,502 was recorded for the six month period ended November 30, 2007, relating to the Australian taxes payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

Net income for the period was $16,511,301 ($0.54 per share basic and $0.37 per share diluted) compared to $3,871,105 ($0.25 per share basic and $0.24 per share diluted) for the six months ended November 30, 2006.

Other comprehensive income comprised a foreign currency translation adjustment gain of $103,085 in 2007, as compared to a loss of $2,589,699 in 2006.

Comprehensive income for the six months ended November 30, 2007 is $16,614,386 as compared to $1,281,406 during the six month period ended November 30, 2006.

Liquidity and Capital Resources

For the three and six months ended November 30, 2007, we used cash of $1,074,148 and $3,520,586 compared to $260,285 and $594,410 during the same periods in 2006 from our operating activities.  Investing activities during 2007 include the purchase of equipment for $38,132 and an investment in our oil and gas properties totaling $1,561,253 ($931,056 net of dry hole costs and geological and geophysical costs).  This compares to an investment of $2,660,480 in our oil and gas properties for the six month period ended November 30, 2006.  Also in 2006 we realized gross proceeds on the sale of available-for-sale Pharmaxis securities of $7,609,600 compared to Nil in 2007.

There were Nil funds generated from the issuance of common stock in 2007 as compared to $203,000 in 2006.  We used $6,309 to acquire shares of our common stock under our stock repurchase plan in 2006 compared to Nil in 2007.

On September 14, 2007, the shareholders of the Company approved the increase in the authorized capital stock of the Company.  As a result the Special Warrants, Flow-through Special Warrants and Bonus Warrants were converted, for no additional consideration, into 13,785,950 common shares of the Company.  As of November 30, 2007 the Company has a total of 34,025,724 common shares issued and outstanding.  In addition, the 9,926,489 Exchangeable Shares of the Company which were issued on the acquisition of Damascus Energy Inc. and 1289307 Alberta Ltd. were reclassified on the balance sheet to Stockholders’ Equity.  These shares are exchangeable into common stock of the Company, for no additional consideration, upon direction by the exchangeable shareholder.

At November 30, 2007, we had a working capital deficiency of $1,578,462 as compared to a surplus of $1,148,501 as of May 31, 2007.  We no longer own any shares of Pharmaxis Ltd., as these were all sold prior to May 31, 2007.  We hold 50,000,000 shares of Great Northern Oilsands Inc. with a market value at November 30, 2007 of $225,000.

Additional financing will be required to fund future capital expenditures and to pay our corporate obligations over the next 12 months.

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

Contractual Obligation

We have entered into a lease arrangement for office space to June 2009.  The future minimum lease payments for the year ended May 31, 2008 are $123,697, May 31, 2009 - $247,002 and May 31, 2010 $20,584 for a total lease obligation of $391,283.

Plan of Operation

We require significant additional financing to continue with our future discretionary capital program, which will likely include the drilling of additional core holes and a seismic program which may consist of a combination of 2D and 3D.  We do not have any commitments for additional financing as of this date.

We have received, from the TSX Venture Exchange (the “Exchange”) conditional approval for the listing of our common shares on the Exchange.  The listing of the shares is conditional on us fulfilling certain requirements.

Going forward, our mandate is to continue to focus on the oil sands lease development within the Ells River area.  The activity will focus on further exploration, delineation and development of the Ells River asset in preparation for a comprehensive SAGD pilot plant application to the Alberta Energy and Utilities Board and Alberta Environment.  In addition to the exploration, we will also need to perform a series of tests to ascertain the viable source for water as part of the SAGD application and development plans.

Within the Muskwa property, exploration activities may include drilling and testing of oil samples for viscosity and pressure transient analysis.

As part of our focus, we have disposed of the majority of our working interests in properties holding conventional oil and gas assets.  These conventional assets were sold to Great Northern Oilsands Inc. in March 2007, as we believe the greater return on investment can be realized on our oil sands properties.

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

The Company’s Chief Operating Officer and Chief Financial Officer evaluated the overall design of internal control procedures during the period ended November 30, 2007, and concluded that, because of its recent growth and the inherent complexity of the accounting for some of its transactions, the Company does not have sufficient specialized knowledge to address certain technical and complicated accounting issues.  During the period the Company has from time-to-time utilized the services of consultants which have provided specialized financial reporting and taxation skills (who are independent of management and the Company’s auditors) to assist the Company with its financial reporting of complex accounting issues and with its tax provision calculations.  We have identified conditions that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions.  As a remedy to these deficiencies the Chief Operating Officer and Chief Financial Officer perform periodic reviews of financial information to ensure that transactions are properly recorded.  During the period we have continued to implement a number of steps to establish a stronger control environment which will reduce the opportunity to override internal controls.  Dual signatures are now required for all checks issued and we have implemented a more formal process for the approval of all disbursements.  The implementation of these internal controls, combined with our recently strengthened management and employee base has resulted in improved internal control over financial reporting for the Company.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of November 30, 2007 (the “Evaluation Date”).  Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded as of the Evaluation Date that our disclosure controls and procedures were adequate and effective to ensure that our management is alerted to material information required to be included in our periodic filings.  Our management has determined that all matters to be disclosed in this report have been fully and accurately reported.

As of December 31, 2007, our Chief Financial Officer resigned.  However, our Chief Financial Officer will continue in a consulting capacity for a transition period in order to fulfill our financial accounting and reporting obligations.  Furthermore, we plan to continue our use of consultants to provide specialized accounting and reporting skills in order to strengthen our internal and disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In September 2007, we issued 13,785,950 shares of common stock, without additional consideration, pursuant to the exercise of the Special Warrants, Flow-through Special Warrants, and Bonus Warrants.  The shares were issued pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder or Regulation S, as certain sales were made in “offshore transactions.”

Item 3.    Defaults Upon Senior Securities

Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

On September 14, 2007, we held a special meeting of the stockholders at Suite 1100, 400 – 3rd Avenue S.W., Calgary, Alberta, Canada T2P 4H2, at 9:00 a.m. Mountain Standard time, to consider (i) an amendment to our articles of incorporation to increase the authorized shares of common stock from 25,000,000 to 300,000,000; (ii) an amendment to our articles of incorporation to change the stockholder quorum requirement from a majority of the voting power of a class or series of stock to one-third of the voting power of a class or series of stock; and (iii) the 2007 Stock Option Plan that provides for a rolling number of shares available under the plan equal to 10% of the issued and outstanding shares of our common stock.  A majority of the stockholders entitled to vote at the special meeting was represented at the special meeting by proxy or in person.

The following table shows the number of votes cast for, against, abstentions, and the number of broker non-votes on each matter:
	For	Against	Abstain	Broker Non-Votes
Increase authorized common stock to 300,000,000	15,303,338	885,225	9,159	-
Change quorum requirement to one-third	15,123,075	1,049,305	25,342	-
Approve the 2007 Stock Option Plan	10,936,021	902,646	4,359,055	-

Item 5.    Other Information

Not Applicable.

Item 6.    Exhibits

Regulation S-B Number	Exhibit
2.1	Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (1)
2.2	Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation (2)
2.3	Share Exchange Agreement among the shareholders of Damascus Energy Inc., Patch Energy Inc., Patch International Inc., and Damascus Energy Inc. dated December 15, 2006 (3)
2.4	Share Exchange Agreement among the shareholders of 1289307 Alberta Ltd., Patch Energy Inc., Patch International Inc., and 1289307 Alberta Ltd. dated January 16, 2007 (4)
3.1	Articles of Incorporation, as amended (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209 (6)
3.4	Certificate of Change Pursuant to NRS 78.209 (7)
3.5	Certificate of Amendment to Articles of Incorporation (8)
4.1	Certificate of Designation of Class A Preferred Voting Stock (3)
4.2	Certificate of Designation of Class B Preferred Voting Stock (4)
4.3	Form of Non-Flow-Through Special Warrant Certificate (9)
4.4	Form of Flow-Through Special Warrant Certificate (9)
4.5	Form of Bonus Warrant Certificate (9)
4.6	Form of Agent Warrant Certificate (9)
10.1	Management services agreement with David Stadnyk dated May 1, 2005 (5)
10.2	Change of Control Agreement with David Stadnyk dated May 1, 2005 (5)
10.3	2006 Stock Option Plan (10)
10.4	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of Damascus Energy Inc. dated December 15, 2006 (3)
10.5	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated December 15, 2006 (3)
10.6	Farmout Agreement Between Damascus Energy Inc. and Bounty Developments Ltd. dated November 30, 2006 (11)
10.7	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of 1289307 Alberta Ltd. dated January 16, 2007 (4)
10.8	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated January 16, 2007 (4)
10.9	Farmout Agreement dated December 12, 2006 (4)
10.10	Conveyance Agreement among 1289307 Alberta Ltd and 1286664 Alberta Ltd. dated December 21, 2006 (4)
10.11	Demand Promissory Note issued by 1289307 Alberta Ltd to 1286664 Alberta Ltd. dated December 21, 2006 (4)
10.12	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated January 22, 2007 (4)
10.13	Agency Agreement among Patch International Inc., Canaccord Capital Corporation and Wellington West Capital Markets Inc. dated February 27, 2007 (9)
10.14	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated February 20, 2007 (11)
10.15	Amending Agreement between Bounty Developments Ltd. and 1286664 Alberta Ltd., dated April 16, 2007 (11)

Regulation S-B Number	Exhibit
10.16	Confirmation of Earning between Damascus Energy Inc. and Bounty Developments Ltd. dated April 16, 2007 (11)
10.17	2007 Stock Option Plan (12)
16	Letter from Morgan & Company dated March 8, 2007 (13)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 15, 2004, filed March 19, 2004.
(2)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated June 15, 2004, filed June 15, 2004.
(3)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated December 15, 2006, filed December 26, 2006.
(4)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated January 16, 2007, filed February 6, 2007.
(5)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005, filed September 14, 2005.
(6)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated July 8, 2005, filed July 19, 2005.
(7)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 14, 2006, filed March 14, 2006.
(8)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated September 14, 2007, filed September 17, 2007.
(9)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated February 27, 2007, filed March 1, 2007.
(10)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2006, filed August 24, 2006.
(11)	Incorporated by reference to the exhibits filed with the registrant’s quarterly report on Form 10-QSB for the quarter ended February 28, 2007, filed April 30, 2007.
(12)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K/A dated September 14, 2007, filed November 15, 2007.
(13)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 3, 2007, filed March 9, 2007.
(14)	Incorporated by reference to the exhibits filed with the registrant’s registration statement on Form SB-2 filed May 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCH INTERNATIONAL INC.

Date: January 14, 2008	By: /s/ Jason G. Dagenais___________
Jason G. Dagenais, Chief Operating Officer
and Interim Chief Financial Officer