Form 10QSB
period 2008-02-29
PATCH INTERNATIONAL INC/CN
filed 2008-04-15
CIK 1064481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: February 29, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from  ______________   to ____________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  34,025,724 shares of Common Stock, $.001 par value, as of April 2, 2008

Transitional Small Business Disclosure Format (check one);  Yes ☐   No ☒

PATCH INTERNATIONAL INC.

FORM 10-QSB
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2008

Patch International Inc.
Consolidated Balance Sheets
(Unaudited)
	February 29,	May 31,
(U.S. Dollars)	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$1,577,717	$6,590,466
Accounts receivable	28,899	18,966
Due from related parties (Note 4)	1,007,785	1,009,697
Prepaid expenses and other	279,623	71,480
	2,894,024	7,690,609
Marketable securities (Note 5)	175,000	850,000
Joint venture receivable (Note 6)	357,660	323,394
Property and equipment	123,083	98,916
Oil and gas interests (successful efforts method) (Note 7)	40,465,212	37,658,925
	$44,014,979	$46,621,844
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,249,035	$2,756,345
Income tax payable	3,175,305	2,785,763
Due to related parties (Note 4)	1,000,000	1,000,000
	5,424,340	6,542,108
Exchangeable shares (Note 8)	-	20,150,772
Special warrants (Note 9)	-	26,505,862
Asset retirement obligations (Note 10)	150,161	129,959
Deferred income taxes	409,145	-
	5,983,646	53,328,701
STOCKHOLDERS' EQUITY
Class A Preferred Voting Stock	-	-
1 share authorized with par value of $0.01 per share;
1 share issued and outstanding
Class B Preferred Voting Stock	-	-
10,000 shares authorized with par value of $0.01 per share;
1 share issued and outstanding
Common Stock	34,026	20,240
300,000,000 common shares authorized with par value of $0.001 per share
34,025,724 shares issued and outstanding (May 31, 2007 - 20,239,774 shares)
Exchangeable shares (Note 8)	12,507,376	-
Additional paid-in capital	27,301,829	10,111,507
Stock subscriptions receivable	-	(38,500)
Accumulated other comprehensive income	900,251	837,870
Retained earnings (deficit)	(2,712,149)	(17,637,974)
	38,031,333	(6,706,857)
	$44,014,979	$46,621,844

Future operations (Note 2)
Commitments (Note 14)

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Operations
(Unaudited)	Three Months Ended		Nine Months Ended
	February 29,		February 29,
(U.S. Dollars)	2008	2007	2008	2007
Revenue
Oil and gas	$45	$3,567	$8,177	$12,738
Expenses
Oil and gas production and royalties	10,269	7,560	54,840	13,255
General and administrative	872,058	2,761,088	2,919,070	4,387,829
Interest	111,295	-	111,295	-
Depletion, depreciation, accretion and impairment of oil and gas interests	1,729,491	7,584	1,749,798	48,123
Dry hole costs	8,180	1,291,483	536,662	1,291,483
Geological and geophysical costs	566	-	102,281	-
	2,731,859	4,067,715	5,473,946	5,740,690
Other income (expenses)
Interest and other	20,218	(38,075)	119,512	112,671
Financing costs (Note 9)	(306,231)	-	(946,853)	-
Holding gain on exchangeable shares and special warrants (Notes 8 and 9)	-	-	18,178,828	-
Holding loss on marketable securities (Note 5)	(56,871)	-	(729,621)	-
Gain on foreign exchange	957,037	-	3,870,352	-
Loss on foreign exchange relating to current income tax payable	(200,040)	-	(389,542)	-
Gain on sale of marketable securities	-	6,074,719	-	13,684,318
	414,113	6,036,644	20,102,676	13,796,989
Income (loss) before income taxes and discontinued operations	(2,317,701)	1,972,496	14,636,907	8,069,037
Provision for income taxes
Current	-	392,760	-	2,671,261
Deferred (reduction)	(732,225)	196,766	(288,918)	196,766
	(732,225)	589,526	(288,918)	2,868,027
Income (loss) before discontinued operations	(1,585,476)	1,382,970	14,925,825	5,201,010
Discontinued operations (Note 12)	-	29,959	-	83,024
Net income (loss)	(1,585,476)	1,412,929	14,925,825	5,284,034
Other comprehensive income (loss) (Note 13)
Marketable securities:
Reclassification to realized gain	-	(2,617,231)	-	(7,240,999)
Holding gain	-	(2,094,768)	-	-
Increase (decrease) in unrealized gain on marketable securities	-	(4,711,999)	-	(7,240,999)
Foreign currency translation adjustment	(40,704)	(119,035)	62,381	(179,734)
Other comprehensive income (loss) (Note 13)	(40,704)	(4,831,034)	62,381	(7,420,733)
Comprehensive income (loss)	$(1,626,180)	$(3,418,105)	$14,988,206	$(2,136,699)

Net income (loss) per share
Basic	$(0.04)	$0.07	$0.43	$0.31
Diluted	$(0.04)	$0.07	$0.38	$0.31
Weighted average number of common shares outstanding
Basic	43,952,213	19,173,000	34,838,667	16,820,000
Diluted	43,952,213	19,209,000	39,651,307	16,856,000

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended		Nine Months Ended
(U.S. Dollars)	February 29,		February 29,
	2008	2007	2008	2007
Operating Activities
Net income (loss)	$(1,585,476)	$1,412,929	$14,925,825	$5,284,034
Adjustment of items not involving cash
Depletion, depreciation, accretion and impairment of oil and gas interests	1,729,491	20,175	1,749,798	48,878
General and administrative	-	(211,095)	-	-
Stock-based compensation	215,738	1,830,033	986,874	2,384,676
Financing costs	306,231	-	946,853	-
Holding gain on exchangeable shares and special warrants	-	-	(18,178,828)	-
Gain on sale of marketable securities	-	(6,074,719)	-	(13,684,318)
Holding loss on marketable securities	56,871	-	729,621	-
Gain on foreign exchange	(957,037)	-	(3,870,352)	-
Non-controlling interest in net loss	-	(3,884)	-	(23,649)
Deferred (reduction) income taxes	(732,225)	196,766	(288,918)	196,766
(Increase) decrease in accounts receivable	263,114	(120,243)	(44,199)	(100,622)
Increase (decrease) in prepaid expenses and other	10,713	(8,433)	(208,143)	(39,379)
Decrease in due from related parties	(174)	(98,562)	1,912	(98,562)
Decrease in accounts payable and accrued liabilities	(354,025)	(6,399,780)	(1,507,310)	(6,329,800)
Increase (decrease) in income taxes payable	200,040	(1,808,656)	389,542	490,261
Net cash used in continuing operations	(846,739)	(11,265,469)	(4,367,325)	(11,871,715)
Discontinued operations	-	(11,836)	-	-
Net cash used in operating activities	(846,739)	(11,277,305)	(4,367,325)	(11,871,715)
Investing Activities
Third party contribution to limited partnership	-	171,223	-	171,223
Deposit	-	84,724	-	84,724
Purchase of equipment	-	(66,660)	(38,132)	(66,660)
Oil and gas interests	(42,301)	(11,506,920)	(973,357)	(14,167,400)
Proceeds on sale of marketable securities	-	6,074,719	-	13,684,319
Net cash used in investing activities	(42,301)	(5,242,914)	(1,011,489)	(293,794)
Financing Activities
Repayments to related parties	-	37,268	-	-
Proceeds from special warrants	-	18,759,033	-	18,759,033
Proceeds from common stock	-	3,429,680	-	3,632,680
Acquisition of treasury stock	-	-	-	(6,309)
Net cash provided by financing activities	-	22,225,981	-	22,385,404
Effect of exchange rate changes on cash	64,833	(301,479)	366,065	(323,548)
Change in cash and cash equivalents for the period	(824,207)	5,404,283	(5,012,749)	9,896,347
Cash and cash equivalents, beginning of period	2,401,924	8,965,508	6,590,466	4,473,444
Cash and cash equivalents, end of period	$1,577,717	$14,369,791	$1,577,717	$14,369,791
CASH AND CASH EQUIVALENTS CONSISTS OF:
Cash in bank	12,159	1,868,072	12,159	1,868,072
Term deposits	1,565,558	12,501,719	1,565,558	12,501,719
	$1,577,717	$14,369,791	$1,577,717	$14,369,791
SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$-	$2,256,649	$-	$2,256,649
Interest paid	$-	$49,494	$-	$49,494

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(Unaudited)
								Accumulated
						Additional	Stock	Other	Retained	Total
	Preferred Stock		Common Stock		Exchangeable	Paid-in	Subscriptions	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Receivable	Income (Loss)	(Deficit)	Equity
Balance, May 31, 2006	-	$-	15,163,112	$15,163	$-	$3,335,380	$-	$7,352,558	$987,862	$11,690,963
Stock options exercised for cash	-	$-	1,590,000	$1,590	$-	$1,144,410	$(38,500)	$-	$-	$1,107,500
Common stock issued by private placement	-	$-	3,240,000	$3,240	$-	$2,601,229	$-	$-	$-	$2,604,469
Acquisition of common stock, subsequently cancelled	-	$-	(3,588)	$(3)	$-	$(1,127)	$-	$-	$(3,624)	$(4,754)
Acquisition of common stock	-	$-	(2,000)	$(2)	$-	$(1,553)	$-	$-	$-	$(1,555)
Share issuance costs	-	$-	-	$-	$-	$(102,922)	$-	$-	$-	$(102,922)
Stock-based compensation	-	$-	252,250	$252	$-	$3,136,090	$-	$-	$-	$3,136,342
Accumulated other comprehensive income	-	$-	-	$-	$-	$-	$-	$(6,514,688)	$-	$(6,514,688)
Net loss for the year	-	$-	-	$-	$-	$-	$-	$-	$(18,622,212)	$(18,622,212)
Balance, May 31, 2007	-	$-	20,239,774	$20,240	$-	$10,111,507	$(38,500)	$837,870	$(17,637,974)	$(6,706,857)
Conversion of special warrants - Sept.14, 2007 (note 9)	-	$-	13,121,790	$13,122	$-	$15,629,382	$-	$-	$-	$15,642,504
Conversion of bonus warrants - Sept.25, 2007 (note 9)	-	$-	664,160	$664	$-	$-	$-	$-	$-	$664
Reclassify exchangeable shares to equity (note 8)	-	$-	-	$-	$12,507,376	$-	$-	$-	$-	$12,507,376
Recovery of stock subscriptons receivable	-	$-	-	$-	$-	$-	$38,500	$-	$-	$38,500
Share issuance costs	-	$-	-	$-	$-	$(1,986)	$-	$-	$-	$(1,986)
Stock-based compensation	-	$-	-	$-	$-	$1,562,926	$-	$-	$-	$1,562,926
Accumulated other comprehensive income	-	$-	-	$-	$-	$-	$-	$62,381	$-	$62,381
Net income for the period	-	$-	-	$-	$-	$-	$-	$-	$14,925,825	$14,925,825
Balance, February 29, 2008	-	$-	34,025,724	$34,026	$12,507,376	$27,301,829	$-	$900,251	$(2,712,149)	$38,031,333

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Notes to the Consolidated Financial Statements
February 29, 2008 (unaudited)

1.           BASIS OF PRESENTATION

The unaudited consolidated financial information furnished herein reflects all adjustments, which in the opinion of management, are necessary to fairly state the Company’s consolidated financial position and the results of its consolidated operations for the periods presented.  These unaudited interim consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Form 10-KSB for the fiscal year ended May 31, 2007.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s audited financial statements and notes thereto, included in the Form 10-KSB for the fiscal year ended May 31, 2007, has been omitted.  The results of operations for the nine months ended February 29, 2008 are not necessarily indicative of results that may be expected for the fiscal year ending May 31, 2008.  These unaudited interim financial statements reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented.

2.           FUTURE OPERATIONS AND GOING CONCERN

The financial statements have been prepared on a going concern basis.  As at February 29, 2008, the Company reported a deficit of $2.7 million, stockholder’s equity of $38 million and a working capital deficiency of $2.5 million.  Additional funding will be required to cover the administrative costs of the Company for the upcoming year and for expenditures connected with the acquisition, exploration and appraisal of new and existing oil and gas projects.

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

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”.  This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The delay is

Patch International Inc.
Notes to the Consolidated Financial Statements
February 29, 2008 (unaudited)

3.           RECENT PRONOUNCEMENTS (Continued)

intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, from the application of FASB Statement No. 157.

Statement 161, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133. Statement 161 is effective prospectively for periods beginning on or after November 15, 2008. The Company plans to provide these additional disclosures in the first quarter of 2009.

4.           DUE TO/FROM RELATED PARTIES

a)
Related parties include former and current directors and officers and companies with common management and directorships.  Related party accounts are unsecured with no fixed terms of interest.  At February 29, 2008, $1,007,785 (May 31, 2007 - $1,009,697) was due from a current director of the Company.

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

5.           MARKETABLE SECURITIES

As a part of its sale of assets to Great Northern Oilsands Inc. (“GNOS”) (Note 12), the Company received 1,000,000 Rule 144 restricted common shares of GNOS with a value of $1,956,990 (CAD$2,100,000).  Effective April 16, 2007, GNOS announced the forward split of its common stock on a 50 to 1 basis.  As a result, the Company holds 50,000,000 shares of GNOS at February 29, 2008 with a market value for the shares at February 29, 2008 of $175,000.The holding loss for the nine month period ended February 29, 2008 is $729,621.  These shares are held in trust for the Company and have been classified as marketable securities.

Market Value
February 29, 2008
50,000,000 ordinary shares -- Great Northern Oilsands Inc.	$175,000

6.           JOINT VENTURE RECEIVABLE

Pursuant to the terms of the Farmout Agreement on the Dover (Ells) property, the Company has earned an 80% working interest in the joint lands by drilling 16 evaluation wells on the property.  Subsequent to meeting its earning requirements the Company drilled an additional 3 evaluation wells on the property.  The Company is responsible for its 80% share of the costs of these 3 additional evaluation wells and pursuant to the terms of the Farmout Agreement the Company will finance its joint venture partner for its 20% share of the costs of these 3 additional evaluation wells.  The joint venture partner’s share of the additional well costs will be repaid upon the earlier of the sale of the Company’s interest in the property or 10 years from the abandonment of these 3 additional wells.  Interest shall accrue on the outstanding amount at the Bank of Canada’s prime rate plus 1% until the amount is repaid.  At February 29, 2008, the amount owing to the Company is $357,660.

Patch International Inc.
Notes to the Consolidated Financial Statements
February 29, 2008 (unaudited)

7.           OIL AND GAS INTERESTS

	February 29,	May 31,
OIL AND GAS INTERESTS -- SUCCESSFUL EFFORTS METHOD	2008	2007
Balance beginning of the period	$37,658,925	$2,964,017
Expenditures and acquisitions	1,612,300	48,457,902
Foreign currency translation adjustment	83,132	2,108,970
Dispositions	-	(2,651,277)
Depletion, depreciation and impairment of oil and gas property	1,749,798	(5,087,858)
Dry well and abandoned interests	(536,662)	(5,664,773)
Geological and geophysical costs	(102,281)	(2,468,056)
Balance end of the period	$40,465,212	$37,658,925

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

In accordance with successful efforts accounting for oil and gas interests the Company has expensed all geological and geophysical costs incurred and the drilling costs associated with the Firebag properties as the drilling results on the property did not support recoverability of these costs.  In addition, the Company has charged to earnings approximately $1.8 million of the carrying value of its costs of acquiring its interests in the undeveloped properties of the Company.

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

Patch International Inc.
Notes to the Consolidated Financial Statements
February 29, 2008 (unaudited)

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

Patch International Inc.
Notes to the Consolidated Financial Statements
February 29, 2008 (unaudited)

8.           ACQUISITIONS (Continued)

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

The Company paid $1,183,646 in cash commissions to the agents and issued non-transferable agents’ warrants to purchase up to 762,645 shares of the Company’s common stock at an exercise price of $1.50 per share on the later of:  (i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada, but no later than February 27, 2009.  Effective March 14, 2008, 762,645 Agent’s warrants became fully exercisable.

The fair value of the Agents’ warrants of $1,281,244 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 138%; risk free interest rate of 4.54%; and expected life of 2 years.  For the nine months ended February 29, 2008, $946,853 has been determined to be the fair value representing the vested portion of the Agents’ warrants and has been included in financing costs.

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

Patch International Inc.
Notes to the Consolidated Financial Statements
February 29, 2008 (unaudited)

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

10.           ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated by management based on the Company’s net ownership in wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods.  At February 29, 2008, the total undiscounted value of the total asset retirement obligation is estimated to be $166,835.  These payments are expected to be made over the next 3 years.  The Company’s credit adjusted risk free rate of 6.5 percent and an inflation rate of 3.0 percent were used to calculate the present value of the asset retirement obligation.

The following table reconciles the Company’s asset retirement obligations:

	For the nine	For the year
	months ended	ended
	February 29, 2008	May 31, 2007
Asset retirement obligations, beginning of period	$129,959	$34,379
Liabilities acquired	-	73,534
Revisions	12,842	20,858
Accretion	7,360	1,188
Asset retirement obligations, end of period	$150,161	$129,959

Patch International Inc.
Notes to the Consolidated Financial Statements
February 29, 2008 (unaudited)

11.           STOCK-BASED COMPENSATION

A summary of the Company’s stock option activity is as follows:

	For the nine months ended		For the year ended
	February 29, 2008		May 31, 2007
		Weighted		Weighted
Stock Options	Number of	Average	Number of	Average
	Options	Exercise Price	Options	Exercise Price
Balance, beginning of period	3,225,000	$1.40	2,272,500	$0.75
Granted	1,490,000	0.40	4,265,000	1.33
Expired	-	-	(300,000)	0.39
Forfeited	(465,000)	1.80	(672,500)	0.60
Cancelled	-	-	(750,000)	1.20
Exercised	-	-	(1,590,000)	0.72
Balance, end of period	4,250,000	$1.01	3,225,000	$1.40

As at February 29, 2008, the weighted average remaining contractual life of the outstanding options is 4.25 years.

During the nine months ended February 29, 2008, stock-based compensation amounting to $986,874 (February 28, 2007 - $2,384,676) was recorded.

During the nine-month period ended February 29, 2008, 1,490,000 options were granted with a fair value of $0.26 which was estimated using the Black-Scholes option pricing model using the following weighted average assumptions: a dividend yield of 0.0%, expected volatility of 124%, risk free interest rate of 4.0%, and expected life of 3.0 years.

The weighted average fair value of the options granted during the year ended May 31, 2007 was $1.73 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 148%; risk free interest rate of 4.59%; and expected life of 5.0 years.

A total of 683,333 options, with an exercise price of $1.20 per option are vested.  The remaining 3,566,667 outstanding options at February 29, 2008 are non-vested and will vest one-third on each of the first, second and third anniversaries from the date the option is granted.

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

The results of discontinued operations are summarized as follows:

	For the nine months ended
	February 29,
	2008		2007
	$		$
Revenue:
Oil and Gas		-		87,581
Expenses		-		28,206
Net operating income from discontinued operations		-		59,375

Patch International Inc.
Notes to the Consolidated Financial Statements
February 29, 2008 (unaudited)

13.           OTHER COMPREHENSIVE INCOME / (LOSS)

Components of other comprehensive income (loss) are as follows:

	For the nine months ended
	February 29, 2008
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$62,381	$-	$62,381
Other comprehensive income	$62,381	$-	$62,381

	For the nine months ended
	February 28, 2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Marketable securities:
Decrease in unrealized gain on marketable securities	$(10,344,284)	$3,103,285	$(7,240,999)
Holding gain	-	-	-
(Decrease) in unrealized gain on marketable securities	(10,344,284)	3,103,285	(7,240,999)
comprehensive income
Foreign currency translation adjustment	(179,734)	-	(179,734)
Other comprehensive income (loss)	$(10,524,018)	$3,103,285	$(7,420,733)

14.           COMMITMENTS AND CONTINGENCIES

The Company has entered into lease arrangements for office space to June 2009.  The future minimum lease payments total $335,491.

For the year ended May 31,
2008	2009	2010
$61,800	$252,638	$21,053

Subsequent to February 29, 2008, the Company terminated the lease agreement.

The Company has received several claims relating to work performed with respect to its planned 2007/2008 winter drilling program.  These claims total $2.4 million.  As these activities were not authorized by the Company, it is management’s view that the claims are without merit.  Amounts paid, if any, by the Company to settle this dispute will be recorded when the amounts become known.

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

Recent Pronouncements

In February 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”.  This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, from the application of FASB Statement No. 157.

Statement 161, which amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133, and how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows. The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company's strategies and objectives for using derivative instruments. The Statement expands the current disclosure framework in Statement 133.  Statement 161 is effective prospectively for periods beginning on or after November 15, 2008.  We plan to provide these additional disclosures in the first quarter of 2009.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115.”  This pronouncement permits entities to use the fair value method to measure certain financial assets and liabilities by electing an irrevocable option to use the fair value method at specified election dates.  After election of the option, subsequent changes in fair value would result in the recognition of unrealized gains or losses as period costs during the period the change occurred.  SFAS No. 159 becomes effective as of the beginning of the first fiscal year that begins after November 15, 2007, with early adoption permitted.  However, entities may not retroactively apply the provisions of SFAS No. 159 to fiscal years preceding the date of adoption.  The Company is currently evaluating the impact that SFAS No. 159 may have on the financial position, results of operations and cash flows of the Company.

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

Results of Operations

On March 8, 2007, we sold the majority of our conventional oil and gas properties (see Note 12 of the Notes to Consolidated Financial Statements).  As a result, net operating revenue derived from the properties disposed of in this transaction were reclassified into Discontinued Operations for the three- and nine-month periods ended February 28, 2007.

Three Months Ended February 29, 2008.  Our one minor property, at MacLeod, Alberta, Canada, did not produce for the majority of the three-month period ended February 29, 2008, generating revenue of $45.  Oil and gas production expenses, comprised mainly of fixed costs, totaled $10,269 for a net operating loss of $10,224.  This compared to a net operating loss of $3,993 during the three-month period ended February 28, 2007.  The properties which were included in the disposition to Great Northern Oilsands Inc. generated operating income of $29,959 during the three-month period ended February 28, 2007.

General and administrative costs for the three-month period ended February 29, 2008 totaled $872,058 compared to $2,761,088 during the same period of 2007.  The decrease in general and administrative costs relates to a reduction in non-cash charges combined with our decreased activity levels.  The non-cash component, related to stock-based compensation, included in general and administrative costs totaled $215,738 for the three months ended February 29, 2008 compared to $1,830,033 during the same period the previous year.  At February 29, 2008, we have a total of 4,250,000 stock options issued and outstanding with a weighted average exercise price of $1.01 and a remaining contractual life of 4.25 years.  At February 29, 2008, 683,333 stock options, with an exercise price of $1.20 per stock option, were vested.  The balance of the decrease in general and administrative costs is attributed to reduced activity levels during the quarter.

During the three-month period ended February 29, 2008, we recorded interest expense of $111,295 (2007 – Nil) which represents the accrued interest charges on the outstanding income tax payable amount.  The income tax payable relates to the Australian taxes payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

Depletion, depreciation, accretion and impairment of oil and gas interests, dry hole costs and geological and geophysical costs totaled $1,738,237 during the three months ended February 29, 2008 compared to $1,299,067 during the three-month period ended February 28, 2007.  Included for the three-month period ended February 29, 2008, was a charge for impairment of oil and gas interests of $1,719,023, reflecting a reduction in the market value of our undeveloped lands.  In accordance with the guidelines surrounding successful efforts method of accounting we have expensed all geological and geophysical costs incurred and dry hole costs (primarily associated with the Firebag Oil Sands Project).

During the three months ended February 29, 2008, we earned interest and other income of $20,218 compared to an expense of $38,075 during the same three-month period in 2007.  Interest income was earned primarily through the short-term investment of available cash balances.

We recorded financing costs of $306,231 during the three months ended February 29, 2008.  These costs are associated with the amortization of the Black-Scholes fair value of the Agents’ Warrants issued in connection with the private placement of Special Warrants and Flow-through Special Warrants.

We recorded a holding loss on marketable securities of $56,871 relating to the shares that we hold in Great Northern Oilsands Inc. (as described in Note 5 of the Consolidated Financial Statements).

We recorded a gain on foreign exchange of $957,037 during the three-month period ended February 29, 2008 as a result of the appreciation in the value of the Canadian dollar in comparison to the United States dollar.

During the three-month period ended February 28, 2007, we recorded a gain before applicable taxes of $6,074,719 on the sale of 2,791,937 Pharmaxis Ltd. shares.  As of May 31, 2007, we did not own any shares of Pharmaxis Ltd. and we were not involved in any transactions during the three-month period ended February 29, 2008 which involved Pharmaxis Ltd. shares.

A foreign exchange loss of $200,040 was recorded for the three-month period ended February 29, 2008, relating to the Australian taxes payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

Net loss for the period was $1,585,476 ($0.04 per share basic and diluted) compared to net income of $1,412,929 ($0.07 per share basic and diluted) for the three months ended February 28, 2007.

Other comprehensive income comprised a foreign currency translation adjustment loss of $40,704 for the three-month period ended February 29, 2008, as compared to a loss of $119,035 in the same period in 2007.  During the three-month period ended February 28, 2007, we also recorded a holding loss of $2,094,768 and a loss of $2,617,231 on the reclassification of the Pharmaxis Ltd shares to realized gain.

Comprehensive loss for the three months ended February 29, 2008 is $1,626,180 as compared to a comprehensive loss of $3,418,105 during the three-month period ended February 28, 2007.

Nine Months Ended February 29, 2008.  We continue to hold one minor producing property, at MacLeod, Alberta, Canada, and during the nine-month period ended February 29, 2008, this property generated revenue of $8,177 and incurred oil and gas production and royalty expense of $54,840 for a net operating loss of $46,663.  This compared to net operating loss of $517 during the nine-month period ended February 28, 2007.  The properties which were included in the disposition to Great Northern Oilsands Inc. generated operating income of $83,024 during the nine-month period ended February 28, 2007.

General and administrative costs for the nine-month period ended February 29, 2008 totaled $2,919,070 compared to $4,387,829 during the same period of 2007.  The decrease in general and administrative costs relates to a reduction in non-cash charges combined with our decreased activity levels.  The non-cash component, related to stock-based compensation, included in general and administrative costs totaled $986,874 for the nine months ended February 29, 2008 compared to $2,384,676 during the same period the previous year.   The balance of the decrease in general and administrative costs is attributed to reduced activity levels during the period.

During the nine-month period ended February 29, 2008 we recorded interest expense of $111,295 (2007 – Nil) which represents the accrued interest charges on the outstanding income tax payable amount.  The income tax payable relate to the Australian taxes payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

Depletion, depreciation, accretion and impairment of oil and gas interests, dry hole costs and geological and geophysical costs totaled $2,388,741 during the nine months ended February 29, 2008 compared to $1,339,606 during the nine-month period ended February 28, 2007.  Included for the nine-month period ended February 29, 2008, was a charge for impairment of oil and gas interests of $1,719,023, reflecting a reduction in the market value of our undeveloped lands.  In accordance with the guidelines surrounding successful efforts method of accounting we have expensed all geological and geophysical costs incurred and dry hole costs (primarily associated with the Firebag Oil Sands Project).

We earned interest and other income of $119,512 in the nine-month period ended February 29, 2008 compared to $112,671 during the same nine-month period in 2007.  Interest income was earned primarily through the short-term investment of available cash balances.

We recorded financing costs of $946,853 during the nine months ended February 29, 2008.  These costs are associated with the amortization of the Black-Scholes fair value of the Agents’ Warrants issued in connection with the private placement of Special Warrants and Flow-through Special Warrants.

We recorded a holding gain of $18,178,828 resulting from the difference between the fair market value of the Exchangeable Shares, Special Warrants, Flow-through Special Warrants, Agents’ Warrants, and Bonus Warrants at September 14, 2007 and the recorded values at May 31, 2007.

We recorded a holding loss on marketable securities of $729,621 relating to the shares that we hold in Great Northern Oilsands Inc. (as described in Note 5 of the Consolidated Financial Statements).

We recorded a gain on foreign exchange of $3,870,352 during the nine-month period ended February 29, 2008 as a result of the appreciation in the value of the Canadian dollar in comparison to the United States dollar.

During the nine-month period ended February 28, 2007, we recorded a gain before applicable taxes of $13,684,318 on the sale of 6,791,937 Pharmaxis Ltd. shares.  As of May 31, 2007, we did not own any shares of Pharmaxis Ltd. and we were not involved in any transactions during the nine-month period ended February 29, 2008 which involved Pharmaxis Ltd. shares.

A foreign exchange loss of $389,542 was recorded for the nine-month period ended February 29, 2008, relating to the Australian taxes payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

Net income for the period was $14,925,825 ($0.43 per share basic and $0.38 per share diluted) compared to $5,284,034 ($0.31 per share basic and diluted) for the nine months ended February 28, 2007.  As described above, net income for the nine-month period ended February 29, 2008 includes a one-time holding gain of $18,178,828.

Other comprehensive income comprised a foreign currency translation adjustment gain of $62,381 in 2008, compared to a loss of $179,734 in 2007.

Comprehensive income for the nine months ended February 29, 2008 is $14,988,206 as compared to a comprehensive loss of $2,136,699 during the nine-month period ended February 28, 2007.

Liquidity and Capital Resources

For the three and nine months ended February 29, 2008, we used cash of $846,739 and $4,367,325 compared to $11,277,305 and $11,871,715 during the same periods in 2007 from our operating activities.  Investing activities during 2008 include the purchase of equipment for $38,132 and an investment in our oil and gas properties totaling $1,612,300 ($973,357 net of dry hole costs and geological and geophysical costs).  This compares to an investment of $14,167,400 in our oil and gas properties for the nine-month period ended February 28, 2007.  Also for the nine-month period ended February 28, 2007 we realized gross proceeds on the sale of available-for-sale Pharmaxis securities of $13,684,319 compared to Nil in 2008.

There were Nil funds generated from financing in the nine-month period ended February 29, 2008 as compared to $22,391,713 during the same period in 2007.  We used $6,309 to acquire shares of our common stock under our stock repurchase plan in 2007 compared to Nil in 2008.

On September 14, 2007, the shareholders of the Company approved the increase in the authorized capital stock of the Company.  As a result the Special Warrants, Flow-through Special Warrants and Bonus Warrants were converted, for no additional consideration, into 13,785,950 common shares of the Company.  As of February 29, 2008 the Company has a total of 34,025,724 common shares issued and outstanding.  In addition, the 9,926,489 Exchangeable Shares of the Company which were issued on the acquisition of Damascus Energy Inc. and 1289307 Alberta Ltd. were reclassified on the balance sheet to Stockholders’ Equity.  These shares are exchangeable into common stock of the Company, for no additional consideration, upon direction by the exchangeable shareholder.

At February 29, 2008, we had a working capital deficiency of $2,530,316 as compared to a surplus of $1,148,501 as of May 31, 2007.  We no longer own any shares of Pharmaxis Ltd., as these were all sold prior to May

31, 2007.  We hold 50,000,000 shares of Great Northern Oilsands Inc. with a market value at February 29, 2008 of $175,000.

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

On January 22, 2008, we announced that the board of directors has unanimously approved a process to review strategic alternatives to maximize shareholder value. The board of directors has retained CIBC World Markets Inc. (“CIBC World Markets”) as its exclusive financial advisor to assist in exploring strategic alternatives. These alternatives may include the sale of the company, merger, reorganization or such other alternatives that are considered to be in the best interest of Patch shareholders.  The Board of Directors remains committed to maximizing shareholder value as a result of this process. The process has yielded a number of competitive proposals, which are under review by the Board of Directors.  Negotiations with potential counterparties are underway.  However, there is no assurance that a definitive agreement will be reached.

Contractual Obligation

In November 2007, we entered into a lease arrangement for office space to June 2009.  The future minimum lease payments for the year ended May 31, 2008 are $61,800, May 31, 2009 - $252,638 and May 31, 2010 $21,053 for a total lease obligation of $335,491.  Subsequent to February 29, 2008, the Company terminated the lease agreement.

Plan of Operation

As discussed above, on January 22, 2008, we retained CIBC World Market to assist in the process to review and explore strategic alternatives.  These alternatives may include the sale of the company, merger, reorganization, or such other alternatives that are considered to be in the best interest of Patch shareholders.  During the nine months ended February 28, 2008, we expended $1,650,432 on equipment and exploration of our properties.  We believe that significant additional financing is required to continue to develop our properties.  We believe that engaging in a strategic alternative, such as selling or merging our Company with another entity, will improve our financing options and accelerate the development of our properties.  We are reviewing several possible candidate companies as sale or merger prospects.  There can be no assurances that we will be able to complete a strategic alternative transaction, such as sale or merger of our Company.

We believe that changing our jurisdiction of incorporation will improve our ability to enter into a strategic alternative transaction.  We believe that investment interest in our Company and properties is from Canadian sources, and any strategic transaction will be with Canadian entities.  As such, on March 24, 2008, we filed a Registration Statement on Form S-4 outlining a proposal for our voting stockholders to consider and to vote upon a proposal to change the Company’s jurisdiction of incorporation from Nevada to Alberta, Canada by adopting certain resolutions and a plan of conversion under Chapter 92A of the Nevada Revised Statues.  If approved, stock in our Company, a Nevada corporation, will be exchanged for stock of our relocated Company, an Alberta corporation.  Approval of the change of jurisdiction requires the affirmative vote of at least a majority of the outstanding Voting Stock.

We have received, from the TSX Venture Exchange (the “Exchange”) conditional approval for the listing of our common shares on the Exchange.  The listing of the shares is conditional on us fulfilling certain requirements.

If we are unsuccessful in completing a strategic alternative transaction, we may seek other options to allow us to continue the development of our properties.  We are still evaluating the options that may be available to us to accomplish such development.  If we do develop the properties ourselves, we intend to focus on the oil sands lease development within the Ells River area.  Such activity will focus on further exploration, delineation and development of the Ells River asset in preparation for a comprehensive SAGD pilot plant application to the Alberta Energy and Utilities Board and Alberta Environment.  In addition to the exploration, we will also need to perform a series of tests to ascertain the viable source for water as part of the SAGD application and development plans.  Within the Muskwa property, exploration activities may include drilling and testing of oil samples for viscosity and pressure transient analysis.

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

The Company’s Chief Operating Officer and Interim Chief Financial Officer evaluated the overall design of internal control procedures during the period ended February 29, 2008, and concluded that, because of its recent growth and the inherent complexity of the accounting for some of its transactions, the Company does not have sufficient specialized knowledge to address certain technical and complicated accounting issues.  During the period, the Company has from time-to-time utilized the services of consultants which have provided specialized financial reporting and taxation skills (who are independent of management and the Company’s auditors) to assist the Company with its financial reporting of complex accounting issues and with its tax provision calculations.  We have identified conditions that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of Company employees engaged in the authorization, recording, processing and reporting of transactions.  As a remedy to these deficiencies the Chief Operating Officer and Interim Chief Financial Officer perform periodic reviews of financial information to ensure that transactions are properly recorded.  During the period we have continued to implement a number of steps to establish a stronger control environment which will reduce the opportunity to override internal controls.  Dual signatures are required for all checks issued and we have implemented a more formal process for the approval of all disbursements.  The implementation of these internal controls has resulted in improved internal control over financial reporting for the Company.

Under the supervision and with the participation of our management, including our Chief Operating Officer and Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of February 29, 2008 (the “Evaluation Date”).  Based on this evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of the Evaluation Date, due to the material weaknesses in internal controls identified above our disclosure controls and procedures are not effective.  Our management has determined that all matters to be disclosed in this report have been fully and accurately reported.

As of December 31, 2007, our Chief Financial Officer resigned.  However, our former Chief Financial Officer will continue in a consulting capacity for a transition period in order to fulfill our financial accounting and reporting obligations.  Furthermore, we plan to continue our use of consultants to provide specialized accounting and reporting skills in order to strengthen our internal and disclosure controls and procedures.

PART II – OTHER INFORMATION

Item 1.                      Legal Proceedings

Not Applicable.

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds

On January 24, 2008, we issued options to purchase 1,500,000 shares of common stock at $0.40 per share to officers, directors and consultants in consideration for services to be rendered to our Company.  The options have a 5-year life and vest by thirds on each of the three anniversaries of the date of grant.  The options were issued pursuant to Section 4(2) of the Securities Act of 1933 and/or Rule 506 promulgated thereunder or Regulation S, as certain sales were made in “offshore transactions.”

Item 3.                      Defaults Upon Senior Securities

Not Applicable.

Item 4.                      Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.                      Other Information

Not Applicable.

Item 6.                      Exhibits

Regulation S-B Number	Exhibit
2.1	Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (1)
2.2	Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation (2)
2.3	Share Exchange Agreement among the shareholders of Damascus Energy Inc., Patch Energy Inc., Patch International Inc., and Damascus Energy Inc. dated December 15, 2006 (3)
2.4	Share Exchange Agreement among the shareholders of 1289307 Alberta Ltd., Patch Energy Inc., Patch International Inc., and 1289307 Alberta Ltd. dated January 16, 2007 (4)
3.1	Articles of Incorporation, as amended (5)
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209 (6)
3.4	Certificate of Change Pursuant to NRS 78.209 (7)
3.5	Certificate of Amendment to Articles of Incorporation (8)
4.1	Certificate of Designation of Class A Preferred Voting Stock (3)
4.2	Certificate of Designation of Class B Preferred Voting Stock (4)
4.3	Form of Non-Flow-Through Special Warrant Certificate (9)
4.4	Form of Flow-Through Special Warrant Certificate (9)
4.5	Form of Bonus Warrant Certificate (9)
4.6	Form of Agent Warrant Certificate (9)
10.1	Management services agreement with David Stadnyk dated May 1, 2005 (5)
10.2	Change of Control Agreement with David Stadnyk dated May 1, 2005 (5)
10.3	2006 Stock Option Plan (10)
10.4	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of Damascus Energy Inc. dated December 15, 2006 (3)

Regulation S-B Number	Exhibit
10.5	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated December 15, 2006 (3)
10.6	Farmout Agreement Between Damascus Energy Inc. and Bounty Developments Ltd. dated November 30, 2006 (11)
10.7	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the shareholders of 1289307 Alberta Ltd. dated January 16, 2007 (4)
10.8	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated January 16, 2007 (4)
10.9	Farmout Agreement dated December 12, 2006 (4)
10.10	Conveyance Agreement among 1289307 Alberta Ltd and 1286664 Alberta Ltd. dated December 21, 2006 (4)
10.11	Demand Promissory Note issued by 1289307 Alberta Ltd to 1286664 Alberta Ltd. dated December 21, 2006 (4)
10.12	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated January 22, 2007 (4)
10.13	Agency Agreement among Patch International Inc., Canaccord Capital Corporation and Wellington West Capital Markets Inc. dated February 27, 2007 (9)
10.14	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated February 20, 2007 (11)
10.15	Amending Agreement between Bounty Developments Ltd. and 1286664 Alberta Ltd., dated April 16, 2007 (11)
10.16	Confirmation of Earning between Damascus Energy Inc. and Bounty Developments Ltd. dated April 16, 2007 (11)
10.17	2007 Stock Option Plan (12)
16	Letter from Morgan & Company dated March 8, 2007 (13)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer and Principal Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
(1)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 15, 2004, filed March 19, 2004.
(2)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated June 15, 2004, filed June 15, 2004.
(3)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated December 15, 2006, filed December 26, 2006.
(4)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated January 16, 2007, filed February 6, 2007.
(5)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005, filed September 14, 2005.
(6)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated July 8, 2005, filed July 19, 2005.
(7)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 14, 2006, filed March 14, 2006.
(8)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated September 14, 2007, filed September 17, 2007.
(9)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated February 27, 2007, filed March 1, 2007.
(10)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2006, filed August 24, 2006.
(11)	Incorporated by reference to the exhibits filed with the registrant’s quarterly report on Form 10-QSB for the quarter ended February 28, 2007, filed April 30, 2007.
(12)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K/A dated September 14, 2007, filed November 15, 2007.

(13)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 3, 2007, filed March 9, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
PATCH INTERNATIONAL INC.

Date: April 15, 2008	By: /s/ Jason G. Dagenais
Jason G. Dagenais, Chief Operating Officer
and Interim Chief Financial Officer