Form 10-K
period 2008-05-31
PATCH INTERNATIONAL INC/CN
filed 2008-09-12
CIK 1064481

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

Commission File No. 0-28627

Patch International Inc.
(Exact name of registrant as specified in its charter)

Nevada	87-0393257
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1670-700, 2nd Street S.W., Calgary, Alberta, Canada	T2P 2W1
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (403) 441-4390

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company.  Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:  $17,789,224 as of November 30, 2007

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  35,775,724 shares of common stock as of August 26, 2008

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report includes “forward-looking statements.”  All statements other than statements of historical facts included or incorporated by reference in this report, including, without limitation, statements regarding our future financial position, business strategy, budgets, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “intend,” “project,” “estimate,” “anticipate,” “believe,” or “continue” or the negative thereof or variations thereon or similar terminology.  Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot give any assurance that such expectations will prove to have been correct.  Important factors that could cause actual results to differ materially from our expectations (“Cautionary Statements”) include, but are not limited to:

•	our ability to generate sufficient capital to complete planned acquisitions;
•	the lack of liquidity of our common stock;
•	the availability of capital;
•	the strength and financial resources of our competitors;
•	general economic conditions; and
•	the securities or capital markets and other factors disclosed under “Management’s Discussion and Analysis or Plan of Operation,” “Business” and elsewhere in this report.

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

PATCH INTERNATIONAL INC.

ANNUAL REPORT ON
FORM 10-K
FOR THE FISCAL YEAR ENDED
MAY 31, 2008

PART I.

ITEM 1.          BUSINESS

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

By acquiring 1289307, we received the right to earn up to a 75% working interest in 18 square miles of land, representing 11,520 acres, located in Townships 91-92, Range 2 W4M (the “Firebag Oil Sands Project”), in the Fort McMurray area of central Alberta, Canada, pursuant to a farmout agreement with Bounty.  We earned an initial 25% working interest in the Firebag Oil Sands Project by making payments to Bounty in the amount $4,393,140 (CAD$5,100,000).  Under the agreement we had the right to earn an additional 50% working interest by (i) spudding 8 evaluation wells and completing a 2D seismic program on the property on or before March 31, 2007, (ii) paying Bounty $2,153,500 (CAD$2,500,000) on or before April 1, 2007, (iii) spudding 4 additional evaluation wells on or before April 1, 2008, and (iv) and completing another 2D seismic program on the property on or before March 31, 2008.  We were able to spud 3 evaluation wells before March 31, 2007 and we paid Bounty the $2,153,500 (CAD$2,500,000).  We negotiated a compromise with Bounty and the remaining requirements to earn the additional 50% working interest were waived.  In exchange for the waiver of the remaining requirements under the farmout agreement, we agreed that Bounty’s 25% working interest in the Firebag Oil Sands Project would be a carried interest until we have spent an additional $1,500,000 on exploration (drilling and seismic evaluation) expenses.  As of April 16, 2007, we earned the full 75% working interest in the Firebag Oil Sands Project.

Effective June 1, 2007, Damascus and 1289307 were merged into Energy and ceased to exist as separate entities.

Sale of Properties to Great Northern.  On March 8, 2007, we executed an Asset Purchase Agreement (the “Agreement”) with Great Northern Oilsands Inc. (“Great Northern”), whereby we sold the majority of our inventory of conventional oil and gas assets (the “Assets”).

On March 8, 2007, prior to the execution of the Agreement, Oilsands, as general partner for the Partnership, executed an Assignment of Lease (the “Assignment”) in our favor.  Under the Assignment, the Partnership distributed three Crown oil sands leases in the Muskwa area of Alberta, comprising four sections (1,024 hectares) under a 15-year lease with annual rental payable to the Alberta Crown of CAD$3.50 per hectare and Crown royalties on production, to the Partnership’s members in proportion to their partnership interests.  As a result of the pro-rata distribution, we received our interest in the Muskwa property.

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

Continuation to Alberta, Canada.  On August 28, 2008, we filed our Articles of Conversion in the State of Nevada to move our jurisdiction of incorporation to Alberta, Canada.  We also filed our Articles of Continuance in Alberta, Canada.  We received our Certificate of Continuance from Alberta on September 3, 2008. As a result of these actions, we will be considered a “foreign private issuer” under the rules and regulations of the Securities and Exchange Commission.

In connection with our move to Alberta, we replaced our transfer agent with Computershare Trust Company of Canada.  The address and contact information for our new transfer agent is Suite 600, 530 - 8th Ave SW, Calgary Alberta, Canada  T2P 3S8; Telephone: (800) 340-4883; Facsimile: (403) 267-6529.

Recent Financing Activity.  We have not conducted any financing activities since February 2007, when we sold 4,653,750 “Flow-Through Special Warrants” and 8,302,000 “Non-Flow-Through Special Warrants.”  Each Flow-Through Special Warrant entitled the holder to acquire, for no additional consideration, one share of our common stock.  Each Non-Flow-Through Special Warrant entitled the holder to acquire, for no additional consideration, one Unit.  Each Unit consisted of one share of our common stock and one common share Bonus Warrant (the “Bonus Warrants”).  Each Bonus Warrant entitled the holder to receive, without additional consideration, up to 0.10 shares of our common stock, if we did not complete certain filings on or before April 28, 2007 and we did not: (i) become a “reporting issuer” in any province or territory of Canada; (ii) have a registration statement declared effective in the United States; and (iii) have our common stock listed on the TSX Venture Exchange or Toronto Stock Exchange on or before September 25, 2007.  We issued 166,040 Bonus Warrants because we did not meet our April 28, 2007 filing deadline.  We issued an additional 664,160 Bonus Warrants because we did not meet our September 25, 2007 filing deadline.  On September 14, 2007, the Company received shareholder approval to increase its authorized capital stock.  As of September 25, 2007, all Flow-Through Special Warrants, Non-Flow-Through Special Warrants and Bonus Warrants were exercised, without consideration, into 13,785,950 shares of our common stock.

Also in February 2007, we issued non-transferable warrants to purchase up to 762,645 shares of our common stock to our sales agents that participated in the sale of the Flow-Through Special Warrants and the Non-Flow-Through Special Warrants (the “Agents’ Warrants”).  The Agents’ Warrants were exercisable at $1.50 per share on the later of: (i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada but no later than February 27, 2009.  As of September 7, 2008, the Agents’ Warrants expired unexercised by their terms.

The Oil Sands Industry

Our main focus is on producing oil through oil sands leases, located in Alberta, Canada.  Oil sands are a geological formation in the Athabasca region of northern Alberta, Canada.  Oil sands are a viscous mixture of sand, bitumen, clay and water with the consistency of cold molasses and according to the Alberta Economic Development Authority in 2004, Alberta’s oil sands are believed to contain the equivalent of 315 billion barrels of oil, of which 175 billion have already been established as commercially viable using today’s extraction methods.  Alberta’s oil sands currently account for about 39% of Canada’s total petroleum production of approximately 1 million barrels per day and production is expected to grow to 4 million barrels per day by 2020.  Surface mining methods account for approximately two-thirds of current production in the oil sands region

Bitumen-bearing geologic formations, typically containing up to 18 percent bitumen saturation by weight, can be situated near the surface or hundreds of feet below.  Recovery of oil sands from formations up to 75 meters is by open-pit mining; for deeper formations, in-situ recovery techniques such as steam-assisted gravity drainage (“SAGD”) are used.  With SAGD, pairs of horizontal wells (an upper well and a lower well) are drilled into an oil sands formation and steam is injected continuously into the upper well.  As the steam heats the oil sands formation, the bitumen softens and drains into the lower well, from which it is produced to the surface.

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

In Alberta, oil sands activities are legislated under the Mines & Minerals Act that governs the management and disposition of rights in Crown owned mines and minerals, including the levying and collecting of bonuses, rental and royalties.  Future legislative changes pertaining to the royalty structure, under the Mines & Mineral Act, could have a material impact on the energy sector including oil sands companies.  The Oil Sands Conservation Act establishes a regulatory regime and scheme of approvals administered by the Alberta Energy Utilities Board for the development oil sands resources and related facilities in Alberta.  The Acts are supported by the following regulations:  Oil Sands Tenure Regulation, Oil Sands Royalty Regulation 1984, Oil Sands Royalty Regulation 1997, Experimental Oil Sands Royalty Regulation, Oil Sands Conservation Regulation, and Mines and Minerals Administration Regulation.  Each provincial jurisdiction also maintains specific royalty regimes that will be applied to all oil sands and oil shale development projects consistent with other resource developments.

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

Employees

As of May 31, 2008, we had 2 full-time employees.

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

ITEM 1A.          RISK FACTORS

An investment in our shares involves a high degree of risk.  In evaluating us and our business, investors should carefully consider the following risk factors in addition to the other information included in this annual report.

The risks and uncertainties described below are not the only ones we face.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also harm our business.  If any of the following risks actually occurs, our business, financial conditions or operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Company

We have a limited operating history and have generated only very limited revenues.  We have earned limited production revenue.  We have not yet generated any proved resources on any of our properties.  We have accumulated a deficit of $5,769,766 as of May 31, 2008.  Our principal activities have been raising capital through the sale of our securities and securities held for sale and identifying, evaluating and acquiring potential oil and gas properties.

We do not have sufficient capital to sustain operations or meet our short-term obligations.  As of May 31, 2008, we had a working capital deficit of $3,344,421.  We must pursue financing to meet our short-term obligations and continue operations.  We intend to conduct additional bridge financings to sustain our operations until we can merge with or be acquired by a partner with sufficient capital to develop our assets.  To this end, we have engaged CIBC World Markets Inc. as our financial advisor.  We cannot assure you that we will be able to complete any additional financings successfully or that we will be able to complete a merger or acquisition with another business.  Failure to obtain additional financing could result in the cessation of our business and the sale of our assets on an untimely and unfavorable basis.

We have significant future capital requirements.  If these obligations are not met, our growth and operations could be non-functional.  Our business plan depends on our ability to make large capital expenditures for the exploration of the property interests we have acquired.  We intend to finance our foreseeable capital expenditures through additional fundings for which we have no commitments at this time.  Future cash flows and the availability of financing will be subject to a number of variables, such as:
•	the success of the leases;
•	success in locating and producing new reserves; and
•	prices of oil.

Additional financing sources will be required in the future to fund developmental and exploratory drilling.  Issuing equity securities to satisfy our financing requirements could cause substantial dilution to our existing stockholders.  Additional debt financing could lead to:
•	a substantial portion of operating cash flow being dedicated to the payment of principal and interest;
•	the Company being more vulnerable to competitive pressures and economic downturns; and
•	restrictions on our operations.

Financing might not be available in the future, or we might not be able to obtain necessary financing on acceptable terms, if at all.  If sufficient capital resources are not available, we might be forced to curtail drilling and other activities or be forced to sell some assets on an untimely or unfavorable basis, which would have an adverse effect our business, financial condition and results of operations.

The lack of production and established reserves for our properties impairs our ability to raise capital.  As of the date of this annual report, we have not yet established reserves on any of our oil sands properties and are still in the exploration stage, making it more difficult to raise the amount of capital needed to fully exploit the potential of our properties.  Therefore, we may have to raise capital on terms less favorable than we would desire.  This may result in increased dilution to existing stockholders.

We estimate that even if our properties are determined to contain reserves in commercial quantities, it will be several years before production could commence.  Our properties are located in a part of the province of Alberta that is accessible only during the winter months.  Accordingly, we can conduct exploration drilling activities only during a few months of the year.  We will also need to build the necessary facilities, either alone or with other resource companies in the area, if we undertake development activities on these properties.  Accordingly, as is the case with other oil sands projects, production is several years from initial exploration.

We have decided to focus our efforts on only a few oil sands projects.  This lack of diversification may impair our ability to achieve successful operations and make us more vulnerable to downturns in this specific industry.  In March 2007, we disposed of other oil sands assets and conventional oil and gas properties that we owned in order to focus our efforts and resources on the Dover, Firebag and Muskwa properties.  As a result, we are subject to the risks inherent in investing in a single asset class.  Unforeseen events adversely affecting this particular geographic area or this specific industry, such as weather or legislative changes, may have more pronounced effects on us and our business plan than if we had diversified our activities and assets across different types of resource properties.

The development of oil and gas properties involves substantial risks that may result in a total loss of investment.  The business of exploring for and producing oil and gas involves a substantial risk of investment loss that even a combination of experience, knowledge, and careful evaluation may not be able to overcome.  Drilling oil and gas wells involves the risk that the wells will be unproductive or that, although productive, the wells do not produce oil and/or gas in economic quantities.  There is no way to predict in advance of drilling and testing whether any prospect encountering oil or gas will yield oil or gas in sufficient quantities to cover drilling or completion costs or to be economically viable.  The seismic data, other technologies, and the study of producing fields in the area do not enable us to know conclusively prior to drilling that oil and gas will be present, or if present, if it is in commercial quantities.  We cannot assure anyone that the analogies that we draw from available data from other wells, more fully explored prospects, or producing fields will be applicable to our drilling prospects.

Other hazards, such as unusual or unexpected geological formations, pressures, fires, blowouts, loss of circulation of drilling fluids or other conditions may substantially delay or prevent completion of any well.  Adverse weather conditions can also hinder drilling operations.

If we are not the operator of our wells, we will have little or no control over the project.  If we are not the operator of the wells in which we have an interest, we will have limited or no control over the project.  More specifically, we will have limited or no control over the following:
•	the timing of the drilling and recompleting of wells;
•	the timing and amounts of production; and
•	the development and operating costs.

We are subject to environmental regulations that can adversely affect the timing and cost of our operations.  In general, our exploration activities are subject to certain federal, state, provincial and local laws and regulations relating to environmental quality and pollution control.  Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuation of a given operation.  Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date.  Specifically, we are subject to legislation regarding emissions into the environment, water discharges, and storage and disposition of hazardous wastes.  In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of government authorities.  As of this date, we are unable to predict the ultimate cost of compliance.

We are subject to governmental regulations that may adversely affect the cost of our operations.  Oil and gas exploration, development and production are subject to various types of regulation by local, state, provincial and federal agencies.  Legislation affecting the oil and gas industry is under constant review for amendment and expansion.  Also, numerous departments and agencies, at federal, province and state levels, are authorized by statute to issue and have issued rules and regulations binding on the oil and gas industry and its individual members, some of which carry substantial penalties for failure to comply.  The regulatory burden on the oil and gas industry increases our cost of doing business and, consequently, affects our profitability.  The possibility exists that laws and regulations enacted in the future will adversely affect the oil and gas industry.  Such new legislation or regulations could drive up the cost of doing business to the point where our projects would not be economically feasible.

Most areas in which we own and operate properties have statutes, rules and regulations governing conservation matters including the unitization or pooling of oil and gas properties, establishment of maximum rates of production from oil and gas wells and the spacing of such wells.

Our competitors may have greater resources that could enable them to pay a higher price for properties.  The oil and gas industry is intensely competitive and we compete with other companies that have greater resources.  Many of such companies not only explore for and produce crude oil and natural gas but also carry on refining operations and market petroleum and other products on a worldwide basis.  Such companies may be able to pay more for productive oil and natural gas properties and exploratory prospects, and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit.  Our ability to acquire additional properties and to discover reserves in the future will be dependent upon our ability to evaluate and select suitable properties, to obtain funding and to consummate transactions in a highly competitive environment.  There is also competition between the oil and gas industry and other industries with respect to the supply of energy and fuel to industrial, commercial and individual customers.  At this stage of our development, we cannot predict if we will be able to compete effectively against such companies.

Our future operating results may fluctuate and cause the price of our common stock to decline, which could result in substantial losses for investors.  Our limited operating history and the lack of production or reserve reports on our properties make it difficult to predict accurately our future operations.  We expect that our operating results will fluctuate significantly from quarter to quarter, due to a variety of factors, many of which are beyond our control.  If our operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline significantly.  The factors that could cause our operating results to fluctuate include, but are not limited to:
•	worldwide or regional demand for energy;
•	domestic and foreign supply of natural gas and oil;
•	weather conditions;
•	domestic and foreign governmental regulations;
•	political conditions in natural gas or oil producing regions;
•	price and availability of alternative fuels;
•	availability and cost of drilling equipment;
•	our ability to establish and maintain key relationships with lessors, drilling partners and drilling funds;
•	the amount and timing of operating costs and capital expenditures relating to maintaining our business, operations, and infrastructure; and
•	general economic conditions and economic conditions specific to the energy sector.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities.  If securities class action litigation is brought against us it could result in substantial costs and a diversion of our management’s attention and resources, which could hurt our business.

Our common stock is subject to penny-stock regulation that may affect the liquidity for our common stock.  Our common stock is subject to regulations of the SEC relating to the market for penny stocks.  These regulations generally require that a disclosure schedule explaining the penny stock market and the risks associated therewith be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-

dealers who sell penny stocks to persons other than established customers and accredited investors.  The regulations applicable to penny stocks may severely affect the market liquidity for our common stock and could limit your ability to sell your securities in the secondary market.

Trading in our Common Stock on the Over-the-Counter Bulletin Board (the “OTCBB”) may be limited, making it more difficult for investors to resell their shares of our Common Stock.  Our Common Stock is quoted on the OTCBB.  The OTCBB is not an exchange and, because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of the shares that you own.

Future legislative changes pertaining to the Alberta crown royalty structure may have a material impact on our ability to obtain financing and therefore limit our future capital programs.  On September 18, 2007, the Alberta Royalty Review Panel released its report providing non-binding recommendations on modifications to the Alberta provincial royalty regime.  The report called for significantly higher royalty rates.  On October 25, 2007, the Alberta provincial government publicly responded to the recommendations and provided a framework for Alberta’s new royalty regime, which is to take effect in January 2009.  The proposed amendments result in higher royalty rates; however, the economic impact to the oil sands sector is not expected to be overly significant to future profitability.  The Company’s oil sands projects are still financially attractive and management intends to proceed with development plans.  However, it is not possible to predict the market response over the long term in light of this new royalty framework, or to ensure our ability to raise capital to proceed with our projects.

ITEM 1B.         UNRESOLVED STAFF COMMENTS

None.

ITEM 2.            PROPERTIES

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

During this past winter, we shot a collective 64 miles of seismic and drilled 19 holes in the Ells River area, consisting of 15 holes in Ells North, and 4 holes in Ells Central.  No exploration was done over the Ells South parcel.  In Firebag, 3 core holes were drilled.  Upon conclusion of the drilling and seismic program, we used the obtained data and engaged Kade Technologies to perform reservoir modeling to ascertain the feasibility of an SAGD project with the acquired geologic and reservoir data.  The results of the Kade Technologies reservoir model were considered in the course of completing our independent engineering appraisal performed by McDaniel & Associates Consultants Ltd.

We also concluded an environmental baseline study over a 6 square mile area to ascertain the current status of the water, vegetation, soil and air quality.  This study will be incorporated in our environmental impact discussion as part of our planned SAGD pilot application.

Going forward, we will continue to focus on the development of our oil sands lease within the Ells River area.  The activity will focus on further exploration, delineation and development of the Ells River land in preparation for a comprehensive SAGD pilot application to be submitted to the Alberta Energy and Utilities Board and Alberta Environment as early as summer 2009.  In addition to the exploration, we will also perform a series of tests to ascertain a viable source for water as part of the SAGD pilot application and development plans.

We require significant additional financing to fund our 2008-2009 contemplated operating and capital expenditures, which includes drilling of additional core holes and a 2D and/or 3D seismic program.  We do not have any commitments for additional financing as of this date.

Firebag Oil Sands Area

In townships 91/92 and ranges 2W4, we have 18 gross section (13.5 net) of oil sands leases in the Firebag area.  Based on the results of the 2006 – 2007 exploration program for Firebag, we expensed a substantial portion of our investment in Firebag and we have no current plans for further exploration.  The project will be kept in inventory at a value of $315,394.

Muskwa Oil Sands Area

In townships 85/86 and ranges 24/25W4, we have 10 gross sections (9.5 net) of oil sands leases in the Muskwa area.  This property has not yet been assessed.  The bitumen viscosity here is lower and therefore “conventional” production technology may be amenable.  Operators to the southeast have had success utilizing horizontal wells and polymer-water flooding to produce the bitumen.  Five existing wells confirm the presence of bitumen-saturated sand on the lease.  Geoscience and reservoir engineering work will be conducted to assess the potential for development.  We intend to conduct further exploration of the Muskwa property, which may include drilling and testing oil samples for viscosity and pressure transient analysis.

Leismer Oil Sands Area

We have 2½ gross sections (1.9 net) of land in Leismer area which is south of Fort McMurray.  The property has one core hole that has been drilled.  This property has not yet been assessed and we have no current plans for further exploration.  The project will be kept in inventory.

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

Volume, Prices and Operating Expenses

In the past, we generated all of our oil production from the properties sold to Great Northern.  The following table presents information regarding the production volumes, average sales prices received, and average production costs associated with our sales of oil for the periods indicated:

	For the Years Ended May 31,
	2008	2007	2006	2005
Oil production (Bbl)	103	2,275	3,515.5	3,558.4
Average sales price per Bbl	$79.59	$50.68	$58.75	$45.34
Average production costs per Bbl	$81.71	$20.50	$14.18	$12.76

Oil and Gas Acreage

The following table sets forth the undeveloped and developed leasehold acreage, by area, held by us as of May 31, 2008.  The table does not include acreage in which we have a contractual right to acquire or to earn through drilling projects, or any other acreage for which we have not yet received leasehold assignments.

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

Drilling at Ells Central consisted of 4 new core holes on this parcel.  Based on the preliminary oil sands observed in these core holes, management believes there is additional delineation and development potential in the 2008-2009 drilling program.

Properties Sold to Great Northern.  During the fiscal year ended May 31, 2007, we participated in several projects that were drilled: the drilling and casing of a well back to a secondary target at Rich/Rumsey area of Alberta, Canada; the drilling and fracturing of a well at Halkirk, Alberta; the drilling of a well at Atlee-Buffalo and casing it back to a secondary target; the drilling and logging of a well in a Medicine Hat area of Alberta, Canada; the evaluation of a drilled core hole in the Leismer area of Alberta, Canada; and the drilling of two tight gas wells in the Eight Mile area of Alberta, Canada, the first of which was abandoned and second well was cased.

Present and Planned Activities

In January 2008, we retained CIBC World Markets Inc. as our exclusive financial advisor to assist in exploring our alternatives, which may include the sale of our company, merger, reorganization or such other alternatives that are considered to be in the best interest of our stockholders.  We continue to pursue our alternatives with CIBC World Markets Inc.

In pursuing our alternatives, we are looking for candidates that will continue to focus on the oil sands lease development within the Ells River area as described above.  We intend for a candidate to focus on further exploration, delineation and development of the Ells River asset in preparation for a comprehensive SAGD pilot plant application to the Alberta Energy and Utilities Board and Alberta Environment as early as summer 2009.  In addition to the exploration, the candidate will also need to perform a series of tests to ascertain the viable source for water as part of the SAGD application and development plans.  Also, we are looking for a candidate to do exploration within the Muskwa property that may include drilling and testing of oil samples for viscosity and pressure transient analysis.

Office Space

Our executive offices are located at Suite 1670, 700 – 2nd Street SW Avenue, Calgary, Alberta Canada T2P 2W1.  This space accommodates all of its executive and administrative offices.

ITEM 3.          LEGAL PROCEEDINGS

RCS Energy Inc. (“RCS”).  On April 8, 2008, RCS filed an Amended Statement of Claim and an amended Certificate of Lis Pendens in the Court of Queen’s Bench of Alberta Judicial District of Calgary between RCS as Plaintiff and Patch Energy Inc., Patch International Inc., Standard Land Company Inc. and Petroland Services (1986) Ltd. as Defendants seeking judgment for loss and damage in the amount of $305,307.06 (Cdn.) and interest plus costs related to alleged labor, material and oilfield services provided to Defendants with respect to the development of certain oil sands leases.  We filed a Statement of Defense and Counterclaim on May 16, 2008 seeking damages in the amount of $2,400,000 (Cdn.) plus interest and costs.  RCS has also filed liens against certain of our land interests in relation to its claim.  The ultimate outcome of this litigation cannot presently be determined and, accordingly, the financial statements have not been adjusted to allow for a potential loss from the claim.  We intend to vigorously contest the claim.

Royal Camp Services Ltd. (“Royal Camp”).  On April 16, 2008, Royal Camp field a Statement of Claim in the Court of Queen’s Bench of Alberta Judicial District of Edmonton against Patch Energy Inc. and Patch International Inc. seeking damages of $1,344,615.76 (Cdn.), plus interest and costs relating to unpaid invoices with respect to the construction and demobilization of a work camp.  Royal Camp has also filed liens against certain of our land interests in relation to its claims.  We have filed a defense and counterclaim in relation to the damages caused by the filing of the liens.  As this matter is in the early stages of litigation the likelihood of success is undeterminable, the financial statements have not been adjusted to allow for a potential loss from the claim.  We intend to vigorously contest the claim.

ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 30, 2008, we held a special meeting of the stockholders at Suite 1100, 400 – 3rd Avenue S.W., Calgary, Alberta, Canada T2P 4H2, at 10:00 a.m. Mountain Standard time, to consider a proposal to change the place of incorporation of our company from Nevada to Alberta, Canada.  A majority of the stockholders entitled to vote at the special meeting was represented at the special meeting by proxy or in person.  At the special meeting, we received 22,881,014 votes “FOR”, 227,777 votes “AGAINST”, 13,149 votes “ABSTAIN” and no Broker Non-Votes on the proposal to move our place of incorporation to Alberta, Canada.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been traded on the OTC Bulletin Board since July 23, 1998, except for two periods during which the stock was traded on the “Pink Sheets”:  March 9, 2000 to November 21, 2000 and June 3, 2003 to January 8, 2004.  The trading symbol was changed from “PTII” to “PTCH” effective March 28, 2006.  The following table sets forth the range of high and low bid quotations for each fiscal quarter for the fiscal years ended May 31, 2007 and 2008 and for the first two fiscal quarters of the current fiscal year.  These quotations reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not necessarily represent actual transactions.

	Bid Prices ($)
	High	Low
2007 Fiscal Year:
August 31, 2006	$1.85	$0.81
November 30, 2006	$1.02	$0.58
February 28, 2007	$2.74	$0.84
May 31, 2007	$2.56	$1.50

2008 Fiscal Year:
August 31, 2007	$2.48	$1.12
November 30, 2007	$1.36	$0.68
February 29, 2008	$0.74	$0.30
May 31, 2008	$0.53	$0.24

On August 26, 2008, the closing bid price for the common stock was $0.135.  The number of record holders of our common stock, as of August 26, 2008, was 431 according to our transfer agent.

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

Recent Sales of Unregistered Securities

None.

ITEM 6.          SELCECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Effective June 1, 2007, Damascus and 1289307 were merged into Energy.

Plan of Operation

On January 22, 2008, we announced that the board of directors has unanimously approved a process to review strategic alternatives to maximize stockholder value.  The board of directors has retained CIBC World Markets Inc. as its exclusive financial advisor to assist in exploring strategic alternatives.  These alternatives may include the sale of the company, merger, reorganization or such other alternatives that are considered to be in the best interest of Patch stockholders.  The Board of Directors remains committed to maximizing stockholder value as a result of this process.  The process has yielded a number of competitive proposals, which are under review by the Board of Directors.  Negotiations with potential counterparties are underway.  However, there is no assurance that a definitive agreement will be reached.

During the year ended May 31, 2008, we expended $1.4 million on equipment and exploration of our properties.  We believe that significant additional financing is required to continue to develop our properties.  We believe that engaging in a strategic alternative, such as selling or merging our Company with another entity, will improve our financing options and accelerate the development of our properties.  We are reviewing several possible candidate companies as sale or merger prospects.  There can be no assurances that we will be able to complete a strategic alternative transaction, such as sale or merger of our Company.

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

Use of Estimates.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from the estimates. Amounts recorded for oil and gas interests and asset retirement obligations are based upon estimated future costs, cash flows and other relevant assumptions. By their nature, these estimates are subject to measurement uncertainty, and the impact on the financial statements of future periods could be material.

Marketable Securities.  We report investments in debt and marketable equity securities at fair value based on quoted market prices or, if quoted prices are not available, discounted expected cash flows using market rates commensurate with credit quality and maturity of the investment.  All investment securities are designated as available for sale with unrealized gains and losses included in stockholders’ equity.  We regularly review investment securities for impairment based on criteria that include the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, our ability to hold to recovery and the financial strength and specific prospects of the issuer of the security.  Unrealized losses that are other than temporary are recognized in earnings.  Realized gains and losses are accounted for on the specific identification method.

We periodically review these investments for other-than-temporary declines in fair value based on the specific identification method and write down investments to their fair value when an other-than-temporary decline has occurred.  When determining whether a decline is other-than-temporary, we examine (i) the length of time and the extent to which the fair value of an investment has been lower than its carrying value; (ii) the financial condition and near-term prospects of the investee, including any specific events that may influence the operations of the investee such as changes in technology that may impair the earnings potential of the investee; and (iii) our intent and ability to retain the investment in the investee for a sufficient period of time to allow for any anticipated recovery in market value.

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

On the sale or retirement of a complete unit of a proved property, the cost and related accumulated depreciation, depletion, and amortization are eliminated from the property accounts, and the resultant gain or loss is recognized.  On the retirement or sale of a partial unit of proved property, the cost is charged to accumulated depreciation, depletion, and amortization with a resulting gain or loss recognized in income.  On the sale of an entire interest in an unproved property for cash or cash equivalent, gain or loss on the sale is recognized, taking into consideration the amount of any recorded impairment if the property had been assessed individually.  If a partial interest in an unproved property is sold, the amount received is treated as a reduction of the cost of the interest retained.  In joint ventured oil and gas exploration and production activities, the accounts reflect only our proportionate interest in such activities.

Flow-through Shares.  A portion of our exploration activities have been financed through the issuance of flow-through common shares and warrants.  Under the terms of these issuances, the related resource expenditure deductions are renounced to the stockholder in accordance with income tax legislation in Canada.  Upon issuance of the flow-through shares/warrants, the proceeds are allocated between the offering of shares and the sale of tax benefits to investors.  The allocation is made based on the difference between the quoted price of our shares and the amount received for the flow-through shares, with a liability being recognized for the difference.  The liability is reversed when tax benefits are renounced and a deferred tax liability is recognized at that time.  Income tax expense is recognized for the difference between the amount of the deferred tax liability recognized on issuance.

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

Comprehensive Income.  SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As of May 31, 2008, comprehensive income included foreign currency translation adjustments.  As of May 31, 2007, the components of comprehensive income included unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments.

Stock-Based Compensation.  Effective June 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method.  Under that transition method, compensation cost is recognized for all stock-based payments granted prior to, but not yet vested as of June 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation cost is recognized for all stock-based payments granted subsequent to June 1, 2006 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R.  Results for prior periods have not been restated.

Recently Issued Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, “Business Combinations” and SFAS No. 160, “Non-Controlling Interests in Consolidated Financial Statements”.  The new statements require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value” and require non-controlling interests to be reported as a component of equity, which changes the accounting or transactions with non-controlling interest holders.  Both statements are effective for periods beginning on or after December 15, 2008.  We are in the process of reviewing the requirements of this recent statement.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007.  The adoption of this statement is not expected to have a material effect on our future reported financial position or results of operations.

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”.  This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for non-financial assets and non-financial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, from the application of FASB No. 157.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FASB Statement No. 133.”  This statement is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  The provisions of SFAS No. 161 are effective for fiscal years beginning after November 15, 2008.  SFAS No. 161 will be effective for the Company on January 1, 2009.  We plan to provide these additional disclosures in the first quarter of 2009.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  SFAS No. 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”.  We are currently evaluating the potential impact, if any, of the adoption of SFAS No. 162 on our consolidated financial statements.

Results of Operations

We continue to hold one minor producing property, at MacLeod, Alberta, Canada, and during the year ended May 31, 2008, this property generated revenue of $8,199 and incurred oil and gas production and royalty expense of $61,289 for a net operating loss of $53,090.  This compared to a net operating loss of $14,598 during the year ended May 31, 2007.

General and administrative costs for the year ended May 31, 2008 totaled $3,819,216 compared to $6,621,338 during the same period of 2007.  The decrease in general and administrative costs relates to a reduction in non-cash charges combined with our decreased activity levels.  The non-cash component, related to stock-based compensation, included in general and administrative costs totaled $1,349,804 for the year ended May 31, 2008 compared to $3,136,343 during the previous year.  The balance of the decrease in general and administrative costs is attributed to reduced activity levels during the period.

During the year ended May 31, 2008, we recorded interest expense of $230,020 (2007 – $53,038) which represents the accrued interest charges on the outstanding income tax payable amount.  The income tax payable relates to the Australian taxes payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

Depletion, depreciation, accretion and impairment of oil and gas interests, dry hole costs and geological and geophysical costs totaled $3,206,986 during the year ended May 31, 2008 compared to $13,220,687 during the year ended May 31, 2007.  Included for the year ended May 31, 2008, was a charge for depletion, depreciation, accretion and impairment of oil and gas interests of $2,419,860, reflecting a reduction in the market value of our undeveloped lands.  In accordance with the guidelines surrounding successful efforts method of accounting we have expensed all geological and geophysical costs incurred and dry hole costs (primarily associated with the Firebag Oil Sands Project).

We earned interest and other income of $112,319 in the year ended May 31, 2008 compared to $206,749 during 2007.  Interest income was earned primarily through the short-term investment of available cash balances.

We recorded financing costs of $946,853 during the year ended May 31, 2008 compared to $633,263 during 2007.  These costs are associated with the amortization of the Black-Scholes fair value of the Agents’ Warrants issued in connection with the private placement of Special Warrants and Flow-through Special Warrants.

During 2008, we recorded a holding gain of $18,178,828 resulting from the difference between the fair market value of the Exchangeable Shares, Special Warrants, Flow-through Special Warrants, Agents’ Warrants, and Bonus Warrants at September 14, 2007 and the recorded values at May 31, 2007.  In 2007, we recorded a holding loss of $14,161,373 resulting from the difference between the values of the Exchangeable Shares ($1.32 per share), the Flow-through Special Warrants ($1.65 per share) and the Special Warrants ($1.50 per share) at the time of the transactions and the fair market value of these securities at May 31, 2007 ($2.03 per Exchangeable Share and Special Warrant and $2.23 per Flow-through Special Warrants).

We recorded a holding loss on marketable securities of $802,647 relating to the shares that we hold in Great Northern Oilsands Inc. (as described in Note 5 of the Consolidated Financial Statements) compared to $1,045,921 during 2007.  In 2008 and 2007, the holding loss is primarily the result of the decrease in the market value of the Great Northern common stock we received in the sale of our assets to Great Northern.

We recorded a gain on foreign exchange of $3,293,143 during the year ended May 31, 2008 compared to $2,620,571 during 2007 as a result of the appreciation in the value of the Canadian dollar in comparison to the United States dollar.  A foreign exchange loss of $430,998 was recorded for the year ended May 31, 2008, relating to the Australian taxes payable on the prior year gain from the sale of the Pharmaxis Ltd. shares.

During the year ended May 31, 2007, we recorded a gain before applicable taxes of $13,684,318 on the sale of 6,791,937 Pharmaxis Ltd. shares.  As of May 31, 2007, we did not own any shares of Pharmaxis Ltd. and we were not involved in any transactions during the year ended May 31, 2008 which involved Pharmaxis Ltd. shares.

Net income for the year ended May 31, 2008 was $11,868,208 ($0.32 per share basic and $0.28 per share diluted) compared to a net loss of $18,622,212 ($1.05 per share basic and diluted) for year ended May 31, 2007.  As described above, net income for the year ended May 31, 2008 includes a one-time holding gain of $18,178,828.

Other comprehensive income comprised a foreign currency translation adjustment gain of $58,598 in 2008, compared to $726,311 in 2007.  In 2007, other comprehensive income also included a reclassification of holding gain of $7,240,999 related to the sale of our Pharmaxis Ltd. shares.

Comprehensive income for the year ended May 31, 2008 is $11,926,806 as compared to a comprehensive loss of $25,136,900 during the year ended May 31, 2007.

Liquidity and Capital Resources

For the fiscal year ended May 31, 2008, we used cash of $4,951,401 in our operating activities as compared to $24,290,924 used during the fiscal year ended May 31, 2007.  The decrease reflects significant reductions in general and administrative costs, dry hole costs and geological and geophysical costs, and related working capital changes.  Investing activities used cash of $691,893 in 2008 as compared to $3,937,470 provided by investing activities in 2007.  We expended $654,207 on our oil and gas interests in 2008 as compared to $10,123,071 in 2007.  In 2007, we realized gross proceeds on the sale of available-for-sale Pharmaxis securities of $13,684,319.

No proceeds were received from financing activities in 2008.  During 2007, financing activities, net of expenses, provided $22,368,080 from the sale of special warrants and common stock.  In 2007, we used $6,309 to acquire shares of our common stock under our stock repurchase plan.

On September 14, 2007, our stockholders approved the increase in our authorized capital stock.  As a result the Special Warrants, Flow-through Special Warrants and Bonus Warrants were converted, for no additional consideration, into 13,785,950 common shares.  In addition, the 9,926,489 Exchangeable Shares of the Company which were issued on the acquisition of Damascus Energy Inc. and 1289307 Alberta Ltd. were reclassified on the balance sheet to Stockholders’ Equity.  These shares are exchangeable into common stock of the Company, for no additional consideration, upon direction by the exchangeable stockholder.  As of May 31, 2008, we had a total of 35,775,724 common shares issued and outstanding.

At May 31, 2008, we had a working capital deficiency of $3,344,421 as compared to working capital of $1,148,501 at May 31, 2007.  We no longer own any available-for-sale securities, having sold the remainder of our Pharmaxis shares in 2007.

Additional financing will be required to fund future capital expenditures and to pay our corporate obligations over the next 12 months.

Our financial statements as at and for the year ended May 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  Presently we have a significant working capital deficiency, virtually no production revenue, negative cash flows from operations, and at this time all overhead expenses and exploration activities are financed through the sale of equity securities.  Continuing operations and the recovery of petroleum property costs is dependent up on our ability to access sufficient funds to continue operations, identify commercial oil reserves, generate profitable operations and complete development activities.

The ultimate development of our oil and gas projects, if proven commercial, will require additional funding and our existing cash balance and negative cash flow from operating activities casts doubt on our ability satisfy our current obligations and meet our capital investment commitments.  We are exploring the availability of interim funding.  We are also reviewing strategic alternative with CIBC World Markets Inc. to sell to, merge with, or otherwise develop a relationship with a well-funded partner to assist in the development of our properties.  The future development of our properties and magnitude of its discretionary capital expenditure program will be dependent on the results of efforts with CIBC World Markets Inc.  The outcome of these matters cannot be predicted with certainty at this time.

Contractual Obligations

None.

Off-balance Sheet Arrangements

None.

ITEM 7A.         QUANTITATIVE AND QUALITITIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See pages beginning with page F-1.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 5, 2007, we appointed KPMG LLP (“KPMG”) in Calgary, Canada as our registered independent public accountant for the fiscal year ended May 31, 2007.  On March 5, 2007, we dismissed Morgan & Company (“Morgan”) as our registered independent public accountant.  The decisions to appoint KPMG and dismiss Morgan were approved by our Board of Directors on March 5, 2007.

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

ITEM 9A.          CONTROLS AND PROCEDURES.

We have adopted an internal control system that is designed to provide reasonable assurance to management and the board of directors that the financial statements present fairly its financial position and activities.  The system was designed by management, which is responsible for establishing and maintaining adequate internal controls over the Company’s financial reporting.

As a result of the departure of our Chief Financial Officer, the Chief Operating Officer has also assumed the position of interim Chief Financial Officer.  Our Chief Operating Officer and interim Chief Financial Officer evaluated the overall design of internal control procedures during the year ended May 31, 2008, and concluded that, because of its recent growth and the inherent complexity of the accounting for some of its transactions, we do not have sufficient specialized knowledge to address certain technical and complicated accounting issues.  As a result, our consolidated financial statements for 2008 contain recorded year-end material adjustments.  We have, from time-to-time, augmented the consultants used, which provide specialized financial reporting and taxation skills (who are independent of management and our auditors) to assist us with financial reporting of complex accounting issues and tax provision calculations.  We have identified conditions as of May 31, 2008 that we believe are material weaknesses in internal controls due to a lack of segregation of duties in accounting and financial reporting activities as a result of the limited number of employees engaged in the authorization, recording, processing and reporting of transactions.  In particular, we do not employ a full-time accounting professional.  Also, our current processes and procedures require substantive manual intervention, estimation and reliance on several sources of information that are not integrated with our accounting system.  As a remedy to these deficiencies the Chief Operating Officer and interim Chief Financial Officer performs periodic reviews of financial information to ensure that transactions are properly recorded.  We have taken steps to establish a stronger control environment which will reduce the opportunity to override internal controls.  Dual signatures are now required for all checks issued and we have implemented a more formal process for the approval of all disbursements.  Despite the implementation of these internal controls, our internal control over financial reporting still has material weaknesses.

Our management has determined that, despite the material weaknesses in our internal control, all matters to be disclosed in this report have been fully and accurately reported.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, our chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our evaluation of internal control over financial reporting includes an analysis under the COSO framework, an integrated framework for the evaluation of internal controls issued to identify the risks and control objectives related to the evaluation of the control environment by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on our evaluation described above, our management has concluded that our internal control over financial reporting was not effective during the fiscal year ended May 31, 2008.  Management has determined that (i) our inadequate staffing and supervision, (ii) lack of adequate segregation of duties, and (iii) the significant amount of manual intervention required in our accounting and financial reporting process are material weaknesses in our internal control over financial reporting.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation requirements by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report on internal control over financial reporting in this annual report.

Respectfully,
Jason Dagenais, Chief Operating Officer and interim Chief Financial Officer

ITEM 9B.         OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors are as follows:

Name	Age	Position
Jason G. Dagenais	37	Chief Operating Officer and interim Chief Financial Officer
Donald B. Edwards	47	Corporate Secretary
Terry R. Buchanan	56	Vice President of Exploration, Geoscience and Reservoir
Mark L. Bentsen	48	Director
Roderick D. Maxwell	45	Director
Greg L. Belzberg	39	Director

Effective August 29, 2008, Michael S. Vandale tendered his resignation from the Board of Directors and is no longer affiliated with the management of the Company.

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

Jason G. Dagenais - Chief Operating Officer and interim Chief Financial Officer.  Mr. Dagenais has been our Chief Operating Officer since May 2007.  Mr. Dagenais previously served as our Vice President of Operations since December 2006.  From May 2004 to August 2006, he was President and CEO of Dyno Energy Ltd, a private oil and gas in Calgary, Alberta.  From August 2001 to January 2004, Mr. Dagenais was a senior engineer at Delphi Energy Corp., an oil and gas company traded on the Toronto Stock Exchange.  Previously, he has also held positions with Schlumberger, Ulster Petroleum, Pinnacle Resources and McAllister Petroleum.  He is a member of the Association of Professional Engineers, Geologists, and Geophysicists of Alberta.  Mr. Dagenais is a graduate of the University of Regina with a degree in Industrial Systems Engineering in 1995.

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

Roderick D. Maxwell - Director.  Mr. Maxwell has been a director since January 2007.  Since January 1997, he has been with StoneBridge Merchant Capital Corp., most recently as Managing Director. StoneBridge Merchant Capital Corp. is a private equity investment firm, located in Calgary, Alberta, that invests in both growing private companies and private or public companies interested in pursuing a corporate restructuring.  Mr. Maxwell is actively involved in a number of the StoneBridge investee companies.  Mr. Maxwell is currently the lead Trustee of

Cathedral Energy Services Income Trust, a director of Cathedral Energy Services Ltd. and has served as a member of the board of directors of a number of other private and public companies.  Since January 2007, Mr. Maxwell has also been the interim President and CEO of KDC Energy Ltd., an energy exploration, development and services corporation.  Since June 2007, Mr. Maxwell has also been the interim President and CEO of SND Energy Ltd., an energy exploration, development and services corporation.  Mr. Maxwell holds a Bachelor of Commerce degree from the University of Calgary and is a Chartered Accountant and is a member of both the Alberta and Canadian Institute of Chartered Accountants.  In addition, Mr. Maxwell is a Chartered Business Valuator and is a member of the Canadian Institute of Chartered Business Valuators.

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

Committees

Audit Committee.  Our audit committee members are Roderick D. Maxwell, Mark L. Bentsen and Greg L. Belzberg, where Roderick D. Maxwell acts as Chair of the Committee.  The Audit Committee has the sole authority to appoint our independent accountants, subject to any stockholder ratification.

Audit Committee Financial Expert.  Roderick D. Maxwell serves as our financial expert and is independent.

Corporate Governance Committee.  We have formed a Corporate Governance Committee comprised of members of the Board of Directors.  The current members of the Corporate Governance Committee are Mark L. Bentsen and Greg L. Belzberg, where Mark L. Bentsen acts as Chair of the Committee.

Reserves Committee.  Our reserve committee members are Roderick D. Maxwell and Mark L. Bentsen, where Roderick D. Maxwell acts as Chair of the Committee.

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

Reporting Person	Date Report Due	Date Report Filed
Donald B. Edwards	Form 4 due February 5, 2008	February 12, 2008
Greg L. Belzberg	Form 4 due February 5, 2008	February 12, 2008

Reporting Person	Date Report Due	Date Report Filed
Jason G. Dagenais	Form 4 due February 7, 2008	February 12, 2008
Jason G. Dagenais	Form 4 due February 5, 2008	February 12, 2008
Mark L. Bentsen	Form 4 due September 27, 2007	October 18, 2007
Michael S. Vandale	Form 4 due February 5, 2008	Not yet filed
Roderick D. Maxwell	Form 4 due March 12, 2008	March 17, 2008
Roderick D. Maxwell	Form 4 due February 5, 2008	February 12, 2008
Terry R. Buchanan	Form 4 due February 5, 2008	February 12, 2008
Terry R. Buchanan	Form 4 due October 2, 2007	October 11, 2007
Thomas K. Rouse	Form 4 due February 5, 2008	February 12, 2008

ITEM 11.         EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

We believe that the skill and dedication of our executive officers and other management personnel are critical factors affecting our long-term success in meeting our objectives and fostering growth and profitability.  In support of this, compensation programs have been designed to attract and retain a high level of talented leadership, to reward performance in accordance with results, to provide an incentive for future performance and to align our executives’ long-term interests with those of the stockholders.

Our executive and key management compensation is comprised of two components: (i) base salary adjusted annually by the Board of Directors, and (ii) stock option grants awarded based on individual performance and the performance of our Company.

The Board of Directors compares all compensation components for executive officers, at least annually, with data on similar positions at other organizations that are similar in number of employees, level of operations, gross revenue and total assets with which we compete for talent.  When evaluating external competitiveness, third party survey data, as well as information from other resources and industry contacts, are considered.  We use this data to ensure that we are maintaining a level of compensation that is both commensurate with our size and sufficient to retain personnel we consider essential.  In reviewing comparative data, we do not engage in benchmarking for the purpose of establishing compensation levels relative to any predetermined point.  In the Board’s view, third party survey data provides insight into external competitiveness, but is not an appropriate single basis for establishing compensation levels.  This is primarily due to differences in the size of comparable companies, and the lack of sufficient appropriate matches to provide statistical relevance.  Our preference is that performance, rather than third party survey data, drive executive compensation.

In the processes used by the Board to establish and adjust executive compensation levels, third party survey data is considered, along with performance, experience, potential and internal equity.  The Board can exercise both positive and negative discretion in relation to the compensation awards and its allocation between cash and non-cash awards.

The Board analyzes compensation levels based on the components of our compensation program set forth below.  The 2008-2009 compensation program may change in light of our cash resources and other factors.

Base Salary – The base salaries of the named executive officers are reviewed annually by the Board and future salary adjustments are reviewed on an annual basis.  The Board considers various factors, including, the position of the named executive officer, the compensation of executive officers of comparable companies within the oil sands industry, the performance of each executive officer, and increases in responsibilities of each executive officer.  Salaries for the named executive officers in fiscal 2008 are set forth in the “Summary Compensation Table” below and were determined by the Board based on the considerations described above.

Stock Option Awards – Stock option awards are utilized for aligning the named executive officers’ interests with those of the stockholders by giving ownership in our Company.  We also believe that these awards serve as a retention incentive since unvested stock options may be forfeited if the executive leaves us.  Furthermore, vested stock options expire 30 days after an executive leaves us.  The Board focuses on the earnings of our Company, the return on stockholders’ equity, the growth in oil reserves and the successful completion of specific projects to determine the level of stock option awards, if any.

During the fiscal year ended May 31, 2008, stock options were granted on February 1, 2008 to the named executive officers and the Board of Directors.  The Committee considered the grants to be appropriate in order to compensate such individuals for the responsibility and risk exposure assumed when serving in such positions, especially in light of the current financial condition of the Company.

The following table sets forth information regarding the remuneration of our executive officers during last three completed fiscal years:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)
Jason G. Dagenais (2)	2008	$177,750	-	$52,000	-	$229,750
Chief Operating Officer and	2007	$66,036	-	$152,252	-	$218,288
Interim Chief Financial Officer	2006	-	-	-	-	-
Terry R. Buchanan (3)	2008	$201,450	-	$65,000	-	$266,450
VP of Exploration, Geoscience and Reservoir	2007	$74,841	-	$212,494	-	$287,335
	2006	-	-	-	-	-
Donald B. Edwards (4)	2008	-	-	$26,000	-	$26,000
Secretary	2007	-	-	$212,239	-	$212,239
	2006	-	-	-	-	-
________________
(1)	All options were valued using the Black-Scholes option pricing model using various assumptions as listed in the footnotes to the Grants of Plan-Based Awards Table.
(2)	Mr. Dagenais has been the Chief Operating Officer since May 17, 2007.
(3)	Mr. Buchanan was appointed Vice President of Exploration, Geoscience and Reservoir on January 1, 2007.
(4)	Mr. Edwards has been the Secretary since December 15, 2007.

The following table presents information concerning each grant of an award made to our executive officers in the last fiscal year under any plan:

GRANTS OF PLAN-BASED AWARDS TABLE
Name (a)	Grant Date (b)	All Other Option Awards: Number of Securities Underlying Options (#) (f)	Exercise or Base Price of Option Awards ($/Sh) (g)	Grant Date Fair Value of Stock and Option Awards (h)
Jason G. Dagenais	2/1/2008	200,000	$0.35	$52,000 (1)
Terry R. Buchanan	2/1/2008	250,000	$0.35	$65,000 (1)
Donald B. Edwards	2/1/2008	100,000	$0.35	$26,000 (1)
_______________________
(1)
These options were valued using the Black-Scholes option pricing model with the following assumptions: expected option life: 5 years; risk-free interest rate: 4.02%; annual rate of quarterly dividends: 0.00%; and volatility: 124%.

The following table sets forth information concerning unexercised options and equity incentive plan awards on a grant by grant basis for our executive officers that earned in excess of $100,000 per annum as of the end of the last completed fiscal year:

OUTSTANDING EQUITY AWARDS AT 2008 FISCAL YEAR-END TABLE
Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Jason G. Dagenais	-	200,000 (1)	-	$0.35	2/1/2013
	66,666	133,334 (2)	-	$1.75	5/17/2012
	83,333	166,667 (3)	-	$1.20	12/15/2011
Terry R. Buchanan	-	250,000 (1)	-	$0.35	2/1/2013
	83,333	166,667 (2)	-	$1.75	5/17/2012
	116,666	233,334 (3)	-	$1.20	12/15/2011
Donald B. Edwards	-	100,000 (1)	-	$0.35	2/1/2013
	66,666	133,334 (3)	-	$1.20	12/15/2011
_____________________
(1)
On February 1, 2008, we granted options to our officers and directors which are exercisable at $0.35 per share over 5 years and vest equally over 3 years on the anniversary date.  The options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.02%; annual rate of quarterly dividends: 0.00%; and volatility: 124%.

(2)
On May 17, 2007, we granted options to our officers and directors options which are exercisable at $1.75 per share over 5 years and vest equally over 3 years on the anniversary date.  These options were valued using the Black-Scholes option pricing model with the following assumptions: expected option life: 4.7 years; risk-free interest rate: 4.60%; annual rate of quarterly dividends: 0.00%; and volatility: 148%.

(3)
On December 15, 2006, we granted options to our officers and directors options which are exercisable at $1.20 per share over 5 years and which were subsequently amended to vest equally over 3 years on the anniversary date.  These options were valued using the Black-Scholes option pricing model with the following assumptions: expected option life: 4.7 years; risk-free interest rate: 4.60%; annual rate of quarterly dividends: 0.00%; and volatility: 148%.

As at May 31, 2008, there were no formal employment agreements with the current executive officers.

Director Compensation

During fiscal 2008, each director who was not a full-time employee or consultant was entitled to reimbursement for reasonable travel expenses incurred in connection with such director’s attendance at Board of Directors and Committee meetings.  We granted the directors options under our Stock Option Plan.  The options vest one-third on each anniversary of the date of grant.  The following table sets forth information regarding the remuneration of our directors during the last completed fiscal year:

DIRECTOR COMPENSATION TABLE
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Michael S. Vandale (2)	-	-	$52,000	-	$52,000
Mark L. Bentsen	-	-	$52,000	-	$52,000
Roderick D. Maxwell	-	-	$52,000	-	$52,000
Greg L. Belzberg	-	-	$52,000	-	$52,000
________________
(1)
We granted 200,000 options to each of Michael Vandale, Mark Bentsen, Roderick Maxwell, and Greg Belzberg on February 1, 2008 which vest equally over 3 years on the anniversary date. The options were valued using the following assumptions: expected option life: 5 years; risk-free interest rate: 4.02%; annual rate of quarterly dividends: 0.00%; and volatility: 124%.

(2)	Michael Vandale was a director during the fiscal year ended May 31, 2008. Mr. Vandale resigned from our Board of Directors effective August 29, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information as to the officers and directors, individually and as a group, and the holders of more than 5% of the common stock after giving effect to the issuances of common stock upon conversion or exercise of the Exchangeable Shares.

Name and address of owner	Shares beneficially owned (1)	Percent beneficially owned (1)
Bounty Developments Ltd. 1250, 340-12th Avenue SW Calgary, Alberta, Canada T2R 1L5	4,778,989 (2)	10.9%
Investors Group Trust Co. 447 Portage Avenue Winnipeg, Manitoba, Canada R3C 3B6	4,125,000 (3)	9.4%
Citadel Equity Fund Ltd 131 S. Dearborn Street Chicago Illinois, 60603	3,667,400	8.3%
Michael S. Vandale Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	2,341,667 (4)	5.3%
Mark L. Bentsen Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	896,966 (5)	2.0%
Greg Belzberg Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	666,666 (6)	1.5%
Roderick D. Maxwell Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	513,666 (7)	1.2%
Terry Buchanan Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	386,699 (8)	0.9%
Jason G. Dagenais Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	251,199 (9)	0.6%
Donald B. Edwards Suite 300, 441 – 5th Avenue S.W. Calgary, Alberta, Canada T2P 2V1	236,666 (10)	0.5%
Officers and directors as a group (7 persons)	2,951,862 (11)	6.7%
________________
(1)
Where persons listed on this table have the right to obtain additional shares of common stock through the exercise or conversion of other securities within 60 days from August 26, 2008, these additional shares are deemed to be outstanding for the purpose of computing the percentage of common stock owned by such persons, but are not deemed to be outstanding for the purpose of computing the percentage owned by any other person.  Percentages are based on 43,952,213 shares of common stock that may be outstanding after conversion or exercise, without further consideration, of the Exchangeable Shares.

(2)	Includes 4,341,489 Exchangeable Shares.
(3)	Includes common stock held by Investors Group Corporate Class Inc. For Investor Mergers & Acquisitions Class and Investors Group Trust Co. Ltd As Trustee For Investors Mergers & Acquisitions Fund.

(4)
Michael Vandale was a director during the fiscal year ended May 31, 2008.  Mr. Vandale resigned from our Board of Directors effective August 29, 2008.  Includes 2,075,000 Exchangeable Shares and 166,666 vested Stock Options.

(5)	Includes 250,000 Exchangeable Shares, 116,666 vested Stock Options, and 330,300 common shares owned by Teresa Bentsen.
(6)	Includes 250,000 Exchangeable Shares, 116,666 vested Stock Options, and 200,000 common shares owned by Bel Cal Holdings Ltd.
(7)	Includes 250,000 Exchangeable Shares, 116,666 vested Stock Options, and 50,000 common shares owned by 707106 Alberta Ltd.
(8)	Includes 199,999 vested Stock Options.
(9)	Includes 149,999 vested Stock Options.
(10)	Includes 150,000 Exchangeable Shares and 66,666 vested Stock Options.
(11)	Includes 900,000 Exchangeable Shares and 766,662 vested Stock Options. Excludes shares beneficially owned by Mr. Vandale because he resigned from our Board of Directors effective August 29, 2008.

Equity Compensation Plan Information

The following table sets forth information as of the end of May 31, 2008:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	4,250,000	$1.01	145,221
Equity compensation plans not approved by security holders	-0-	-0-	-0-
Total	4,250,000	$1.01	145,221

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

Changes in Control

None.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Michael Vandale

Effective August 29, 2008, Michael Vandale tendered his resignation from the Board of Directors and is no longer affiliated with the management of the Company.  However, Michael Vandale was a director during the fiscal year ended May 31, 2008, and the following disclosure relates to the related party transactions entered into with Michael Vandale.

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

In addition, Michael Vandale owes the Company a net amount of $7,679, which includes the promissory note payable to Mr. Vandale of $1,000,000 and a receivable from Mr. Vandale of $1,000,000.

During the year ended May 31, 2008, the Company advanced $66,726 on behalf of Cold Creek Energy with respect to rent on office space.  Michael Vandale, who was a then director of the Company, is also a director of Cold Creek Energy.  As at May 31, 2008, the full amount remained outstanding and the Company has made a full provision against the amount as a result of the uncertainty of collectability.

David Stadnyk

David Stadnyk was formerly one of our officers and directors.  As a condition to closing the acquisition of Damascus, we were required to terminate our management agreement with David Stadnyk.  We paid $175,000 to Mr. Stadnyk as a result of such termination.  We also paid Mr. Stadnyk $49,220 of management fees due and owing at the time of such termination.

At May 31, 2007, David Stadnyk owed the Company $1,075 for miscellaneous items.

Future Transactions

All future affiliated transactions will be made or entered into on terms that are no less favorable to us than those that can be obtained from any unaffiliated third party.  A majority of the independent, disinterested members of our board of directors will approve future affiliated transactions.

Director Independence

Mark L. Bentsen, Roderick D. Maxwell, and Greg L. Belzberg are considered independent directors.  We define director independence in accordance with Rule 4200(a)(15) of the NASDAQ Stock Market Rules.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Morgan & Company audited our financial statements for the fiscal year ended May 31, 2006 and reviewed our quarterly financial statements for periods ended August 31, 2006 and November 30, 2006.  On March 5, 2007,

we appointed KPMG LLP (“KPMG”) in Calgary, Canada as our registered independent public accountant to perform an audit for the fiscal year ended May 31, 2007 and to perform a review for fiscal quarter ended February 28, 2007.

Audit Fees

For the fiscal years ended May 31, 2008 and 2007, the principal accountants for the Company billed $227,500 and $253,700, respectively, for the audit of the annual financial statements and review of financial statements included in the Form 10-Q filings of the Company and in connection with statutory and regulatory filings for the fiscal years then ended.

Audit-Related Fees

None.

Tax Fees

For the fiscal years ended May 31, 2008 and 2007, the principal accountants for the Company billed $80,800 and $14,300, respectively, for tax compliance, tax advice, and tax planning work for fiscal years 2007 and 2006.

All Other Fees

None.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s board of directors obtains an estimate for the service to be performed.  All of the services described above were approved by the board of directors in accordance with its procedures.

PART IV

ITEM 15.          EXHIBITS

Regulation S-B Number	Exhibit
2.1	Arrangement Agreement made among Praxis Pharmaceuticals Inc. and Patch Energy Inc. dated as of October 20, 2003 (1)
2.2	Articles of Merger Merging Praxis Pharmaceuticals Inc., a Utah Corporation, into Patch International Inc., a Nevada Corporation (2)
2.3	Share Exchange Agreement among the stockholders of Damascus Energy Inc., Patch Energy Inc., Patch International Inc., and Damascus Energy Inc. dated December 15, 2006 (3)
2.4	Share Exchange Agreement among the stockholders of 1289307 Alberta Ltd., Patch Energy Inc., Patch International Inc., and 1289307 Alberta Ltd. dated January 16, 2007 (4)
3.1	Articles of Incorporation, as amended (5)

Regulation S-B Number	Exhibit
3.2	Bylaws (5)
3.3	Certificate of Change Pursuant to NRS 78.209 (6)
3.4	Certificate of Change Pursuant to NRS 78.209 (7)
3.5	Certificate of Amendment to Articles of Incorporation (8)
3.6	Articles of Conversion filed with the Nevada Secretary of State (9)
3.7	Articles of Continuance filed with the Alberta Division of Corporations (9)
3.8	Certificate of Continuance from the Alberta Division of Corporations (9)
4.1	Certificate of Designation of Class A Preferred Voting Stock (3)
4.2	Certificate of Designation of Class B Preferred Voting Stock (4)
4.3	Form of Non-Flow-Through Special Warrant Certificate (10)
4.4	Form of Flow-Through Special Warrant Certificate (10)
4.5	Form of Bonus Warrant Certificate (10)
4.6	Form of Agent Warrant Certificate (10)
10.1	2007 Stock option Plan (11)
10.2	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the stockholders of Damascus Energy Inc. dated December 15, 2006 (3)
10.3	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated December 15, 2006 (3)
10.4	Farmout Agreement Between Damascus Energy Inc. and Bounty Developments Ltd. dated November 30, 2006 (13)
10.5	Exchange and Voting Trust Agreement among Patch International Inc., Patch Energy Inc., 1286664 Alberta Ltd., and the stockholders of 1289307 Alberta Ltd. dated January 16, 2007 (4)
10.6	Support Agreement among Patch International Inc., Patch Energy Inc., and 1286664 Alberta Ltd. dated January 16, 2007 (4)
10.7	Farmout Agreement dated December 12, 2006 (4)
10.8	Conveyance Agreement among 1289307 Alberta Ltd and 1286664 Alberta Ltd. dated December 21, 2006 (4)
10.9	Demand Promissory Note issued by 1289307 Alberta Ltd to 1286664 Alberta Ltd. dated December 21, 2006 (4)
10.10	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated January 22, 2007 (4)
10.11	Agency Agreement among Patch International Inc., Canaccord Capital Corporation and Wellington West Capital Markets Inc. dated February 27, 2007 (10)
10.12	Amending Agreement between Bounty Developments Ltd., 1286664 Alberta Ltd., and Damascus Energy Inc. dated February 20, 2007 (13)
10.13	Amending Agreement between Bounty Developments Ltd. and 1286664 Alberta Ltd., dated April 16, 2007 (13)
10.14	Confirmation of Earning between Damascus Energy Inc. and Bounty Developments Ltd. dated April 16, 2007 (13)
16	Letter from Morgan & Company dated March 8, 2007 (14)
21	Subsidiaries of the registrant
31.1	Certification of Principal Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”).
32.1	Certification of Principal Executive and Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley.
__________________
(1)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 15, 2004, filed March 19, 2004.
(2)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated June 15, 2004, filed June 15, 2004.

(3)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated December 15, 2006, filed December 26, 2006.
(4)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated January 16, 2007, filed February 6, 2007.
(5)	Incorporated by reference to the exhibits filed with the registrant’s annual report on Form 10-KSB for the fiscal year ended May 31, 2005, filed September 14, 2005.
(6)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated July 8, 2005, filed July 19, 2005.
(7)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 14, 2006, filed March 14, 2006.
(8)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated September 14, 2007, filed September 17, 2007.
(9)	Incorporated by reference to the exhibit filed with the registrant’s current report on Form 8-K dated August 28, 2008, filed September 4, 2008.
(10)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated February 27, 2007, filed March 1, 2007.
(11)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated Septeber 14, 2007, filed November 15, 2007.
(12)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K/A dated September 14, 2007, filed November 28, 2007.
(13)	Incorporated by reference to the exhibits filed with the registrant’s quarterly report on Form 10-QSB for the quarter ended February 28, 2007, filed April 30, 2007.
(14)	Incorporated by reference to the exhibits filed with the registrant’s current report on Form 8-K dated March 5, 2007, filed March 9, 2007.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PATCH INTERNATIONAL INC.

Date: September 11, 2008	/s/ Jason G. Dagenais
Jason G. Dagenais, Chief Operating Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jason G. Dagenais	Chief Operating Officer and interim Chief Financial Officer	September 11, 2008
Jason G. Dagenais	(Principal Executive Officer and Financial Officer)

/s/ Mark L. Bentsen	Director	September 11, 2008
Mark L. Bentsen

/s/ Roderick D. Maxwell	Director	September 11, 2008
Roderick D. Maxwell

/s/ Greg L. Belzberg	Director	September 11, 2008
Greg L. Belzberg

PATCH INTERNATIONAL INC.

CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2008
(Stated in U.S. Dollars)

Patch International Inc.
May 31, 2008

Index

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Cash Flows	F-6

Consolidated Statements of Stockholders’ Equity (Deficit)	F-7

Notes to the Consolidated Financial Statements	F-8

Independent Auditors’ Report

The Board of Directors and Shareholders
Patch International Inc.:

We have audited the accompanying consolidated balance sheets of Patch International Inc. as of May 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Patch International Inc. as of May 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

Calgary, Canada
September 11, 2008

Patch International Inc.
Consolidated Balance Sheets
	May 31,	May 31,
(U.S. Dollars)	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$1,020,464	$6,590,466
Accounts receivable	394,489	18,966
Due from related parties (Note 5)	1,007,679	1,009,697
Prepaid expenses and other	259,200	71,480
Total Current Assets	2,681,832	7,690,609

Marketable securities (Note 6)	100,122	850,000
Joint venture receivable (Note 7)	339,388	323,394
Property and equipment	113,331	98,916
Oil and gas interests (successful efforts method) (Note 8)	39,197,000	37,658,925
Total Assets	$42,431,673	$46,621,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,579,473	$2,756,345
Income tax payable	3,446,780	2,785,763
Due to related parties (Note 5)	1,000,000	1,000,000
Total Current Liabilities	6,026,253	6,542,108
Exchangeable shares (Note 9)	-	20,150,772
Special warrants (Note 10)	-	26,505,862
Asset retirement obligations (Note 11)	148,134	129,959
Deferred income taxes (Note 15)	924,335	-
Total Liabilities	7,098,722	53,328,701
STOCKHOLDERS' EQUITY
Class A Preferred Voting Stock (Note 12)	-	-
1 share authorized with par value of $0.01 per share;
1 share issued and outstanding
Class B Preferred Voting Stock (Note 12)	-	-
10,000 shares authorized with par value of $0.01 per share;
1 share issued and outstanding
Common Stock (Note 13)
300,000,000 common shares authorized with par value of $0.001 per share
35,775,724 shares issued and outstanding (May 31, 2007 - 20,239,774 shares)	35,776	20,240

Exchangeable shares (Note 9)	10,302,376	-
Additional paid-in capital	29,868,097	10,111,507
Stock subscriptions receivable	-	(38,500)
Accumulated other comprehensive income	896,468	837,870
Retained earnings (deficit)	(5,769,766)	(17,637,974)
Total Stockholders' Equity	35,332,951	(6,706,857)
Total Liabilities and Shareholders' Equity	$42,431,673	$46,621,844

Future operations (Note 2)
Contingencies (Note 18)
The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Operations
	For the year ended May 31,
(U.S. Dollars)	2008	2007
Revenue
Oil and gas	$8,199	$15,581
Expenses
Oil and gas production and royalties (exclusive of depletion,
depreciation and amortization which is shown below)	61,289	30,179
General and administrative	3,819,216	6,621,338
Interest	230,020	53,038
Depletion, depreciation, accretion and impairment of oil and gas property	2,419,860	5,087,858
Dry hole costs	684,563	5,664,773
Geological and geophysical costs	102,563	2,468,056
Total operating expenses	7,317,511	19,925,242
Other income (expenses)
Interest and other	112,319	206,749
Financing costs (Note 10)	(946,853)	(633,263)
Holding gain on exchangeable shares and special warrants (Notes 9 and 10)	18,178,828	(14,161,373)
Holding loss on marketable securities (Note 6)	(802,647)	(1,045,921)
Gain on foreign exchange	3,293,143	2,620,571
Loss on foreign exchange relating to current income taxes payable	(430,998)	-
Gain on sale of marketable securities	-	13,684,318
Gain on sale of investment in oil and gas assets	-	612,937
Total other income	19,403,792	1,284,018
Income (loss) before income taxes and discontinued operations	12,094,480	(18,625,643)
Provision for income taxes
Current	-	2,785,763
Deferred(reduction)	226,272	(3,213,573)
	226,272	(427,810)
Income (loss) before discontinued operations	11,868,208	(18,197,833)
Discontinued operations (Note 14)	-	(424,379)
Net income (loss)	11,868,208	(18,622,212)
Other comprehensive income (loss) (Note 16)
Marketable securities:
Reclassification to realized gain	-	(7,240,999)
Holding gain	-	-
Increase(decrease) in unrealized gain on marketable securities	-	(7,240,999)
Foreign currency translation adjustment	58,598	726,311
Other comprehensive income (loss) (Note 16)	58,598	(6,514,688)
Comprehensive income (loss)	$11,926,806	$(25,136,900)

Net income (loss) per share
Basic	$0.32	$(1.05)
Diluted	$0.28	$(1.05)
Weighted average number of common shares outstanding
Basic	37,129,504	17,698,000
Diluted	42,146,571	17,698,000

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Cash Flows
	For the year ended May 31,
(U.S. Dollars)	2008	2007
Operating Activities
Net income (loss)	$11,868,208	$(18,622,212)
Adjustment of items not involving cash
Depletion, depreciation, accretion and impairment of oil and gas property	2,419,860	5,087,858
General and administrative	-	660,000
Stock-based compensation	1,349,804	3,136,343
Financing costs	946,853	633,263
Holding gain on exchangeable shares and special warrants	(18,178,828)	14,161,373
Gain on sale of marketable securities	-	(13,684,318)
Holding loss on marketable securities	802,647	1,045,921
Gain on sale of investment in oil and gas assets	-	(612,937)
Gain on foreign exchange	(3,293,143)	(2,620,571)
Deferred (reduction) income taxes	226,272	(3,213,573)
(Increase) decrease in accounts receivable	(391,517)	(5,087)
(Increase) decrease in prepaid expenses and other	(187,720)	2,671
Decrease in due from related parties	2,018	(95,379)
Decrease in accounts payable and accrued liabilities	(1,176,872)	(10,762,151)
Increase (decrease) in income taxes payable	661,017	604,763
Net cash used in continuing operations	(4,951,401)	(24,284,036)
Discontinued operations	-	(6,888)
Net cash used in operating activities	(4,951,401)	(24,290,924)
Investing Activities
Third party contribution to limited partnership	-	(306,901)
Deposit	-	-
Purchase of equipment	(37,686)	(88,619)
Net proceeds on sale of subsidiary and limited partnership	-	771,742
Oil and gas interests	(654,207)	(10,123,071)
Proceeds on sale of marketable securities	-	13,684,319
Net cash used in investing activities	(691,893)	3,937,470
Financing Activities
Proceeds from special warrants	-	18,759,033
Proceeds from common stock	-	3,609,047
Acquisition of treasury stock	-	(6,309)
Net cash provided by financing activities	-	22,361,771
Effect of exchange rate changes on cash	73,292	108,705
Change in cash and cash equivalents for the year	(5,570,002)	2,117,022
Cash and cash equivalents, beginning of year	6,590,466	4,473,444
Cash and cash equivalents, end of year	$1,020,464	$6,590,466
CASH AND CASH EQUIVALENTS CONSISTS OF:
Cash in bank	226,971	304,821
Term deposits	793,493	6,285,645
	$1,020,464	$6,590,466
SUPPLEMENTAL CASH FLOW INFORMATION
Taxes paid	$-	$2,256,649
Interest paid	$-	$49,525

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
								Accumulated
						Additional	Stock	Other	Retained	Total
	Preferred Stock		Common Stock		Exchangeable	Paid-in	Subscriptions	Comprehensive	Earnings	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Capital	Receivable	Income (Loss)	(Deficit)	Equity
Balance, May 31, 2006	-	$-	15,163,112	$15,163	$-	$3,335,380	$-	$7,352,558	$987,862	$11,690,963
Stock options exercised for cash	-	$-	1,590,000	$1,590	$-	$1,144,410	$(38,500)	$-	$-	$1,107,500
Common stock issued by private placement	-	$-	3,240,000	$3,240	$-	$2,601,229	$-	$-	$-	$2,604,469
Acquisition of common stock, subsequently cancelled	-	$-	(3,588)	$(3)	$-	$(1,127)	$-	$-	$(3,624)	$(4,754)
Acquisition of common stock	-	$-	(2,000)	$(2)	$-	$(1,553)	$-	$-	$-	$(1,555)
Share issuance costs	-	$-	-	$-	$-	$(102,922)	$-	$-	$-	$(102,922)
Stock-based compensation	-	$-	252,250	$252	$-	$3,136,090	$-	$-	$-	$3,136,342
Accumulated other comprehensive income	-	$-	-	$-	$-	$-	$-	$(6,514,688)	$-	$(6,514,688)
Net loss for the year	-	$-	-	$-	$-	$-	$-	$-	$(18,622,212)	$(18,622,212)
Balance, May 31, 2007	-	$-	20,239,774	$20,240	$-	$10,111,507	$(38,500)	$837,870	$(17,637,974)	$(6,706,857)
Conversion of special warrants and flow-through shares	-	$-	12,955,750	$13,122	$-	$15,629,382	$-	$-	$-	$15,642,504
Conversion of bonus warrants	-	$-	166,040	$-	$-	$-	$-	$-	$-
Conversion of bonus warrants	-	$-	664,160	$664	$-	$(664)	$-	$-	$-	$-
Reclassify exchangeable shares to equity (note 9)	-	$-	-	$-	$12,507,376	$-	$-	$-	$-	$12,507,376
Recovery of stock subscriptions receivable	-	$-	-	$-	$-	$-	$38,500	$-	$-	$38,500
Share issuance costs	-	$-	-	$-	$-	$(1,898)	$-	$-	$-	$(1,898)
Stock-based compensation	-	$-	-	$-	$-	$1,926,520	$-	$-	$-	$1,926,520
Conversion of exchangeable shares	-	$-	1,750,000	$1,750	$(2,205,000)	$2,203,250	$-	$-	$-	$-
Other comprehensive income	-	$-	-	$-	$-	$-	$-	$58,598	$-	$58,598
Net loss for the year	-	$-	-	$-	$-	$-	$-	$-	$11,868,208	$11,868,208
Balance, May 31, 2008	-	$-	35,775,724	$35,776	$10,302,376	$29,868,097	$-	$896,468	$(5,769,766)	$35,332,951

The accompanying notes are an integral part of these consolidated financial statements

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

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

On May 30, 2008, the stockholders of the Company adopted a resolution to change its jurisdiction of incorporation from the state of Nevada to the province of Alberta, Canada at a special meeting called for the purpose of considering the matter.  The Company must file documents with the state of Nevada and the province of Alberta and await approval before the action will become effective.

2.           FUTURE OPERATIONS/GOING CONCERN

The Company’s financial statements as at and for the year ended May 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.

Presently the Company has a significant working capital deficiency, no significant production revenue, has incurred negative cash flows from operations, and at this time all overhead expenses and exploration activities are financed by way of equity. Continuing operations and the recovery of petroleum property costs is dependent on the Company’s ability to access sufficient funds to continue operations, identify commercial oil reserves, generate profitable operations and complete development activities. The Company intends to conduct additional bridge financings to sustain its operations until it can merge with or be acquired by a partner with sufficient capital to develop its assets.  To this end, the Company has engaged CIBC World Markets Inc. as its financial advisor.

The Company’s ability to continue as a going concern is dependent upon obtaining the necessary financing to conduct operations and complete development activities and generate profitable operations from its oil interests in the future. The Company used $5.0 million of cash flow in its operating activities for the year ended May 31, 2008, had a working capital deficiency of $3.3 million (including taxes payable of $3.4 million) and had an accumulated deficit of $5.8 million as at May 31, 2008. The ultimate development of the Company’s oil and gas projects, if

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

proven commercial, will require additional funding and the Company’s existing cash balance and cash flow from operating activities may not be sufficient to satisfy its current obligations and meet its capital investment commitments. The Company intends to explore the availability of obtaining additional funding and the magnitude of its discretionary capital expenditure program will be dependent on such funding.  The outcome of these matters cannot be predicted with certainty at this time.

Should the going concern assumption not be appropriate and the Company is not able to realize its assets and settle its liabilities and commitments in the normal course of operations, these consolidated financial statements would require adjustments to the amounts and classifications of assets and liabilities, and these adjustments could be significant.

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

b)           Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures.  Although these estimates are based on management's best knowledge of current events and actions the Company may undertake in the future, actual results may differ from the estimates. Amounts recorded for oil and gas interests and asset retirement obligations are based upon estimated future costs, cash flows and other relevant assumptions. By their nature, these estimates are subject to measurement uncertainty, and the impact on the financial statements of future periods could be material.

c)           Financial Instruments

The carrying amounts of financial instruments including cash and cash equivalents, accounts receivable, marketable securities, accounts payable and accrued liabilities and amounts due to/from related parties, approximated fair value at May 31, 2008 and 2007.

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

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

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

h)           Asset Retirement Obligations

The Company accounts for asset retirement obligations in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 143 “Accounting for Asset Retirement Obligations”.  SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development and/or normal use of the assets. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and depleted and depreciated using a unit-of-production method over the estimated gross proved reserves. Subsequent to the initial measurement of the asset retirement obligations, the obligations are adjusted at the end of each year to reflect the passage of time and changes in the estimated future cash flows underlying the obligation.

i)           Long-lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes an impairment when the sum of the expected

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

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

k)           Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at May 31, 2008, comprehensive income included foreign currency translation adjustments. At May 31, 2007, the components of comprehensive income also included unrealized holding gains and losses on available-for-sale securities and foreign currency translation adjustments.

l)           Revenue Recognition

The Company recognizes oil and gas revenue when production is sold to a purchaser at a fixed or determinable price, when delivery has occurred and title has transferred, and if collectability of the revenue is probable.

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

In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” The interpretation prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.
The Company adopted the provisions of FIN 48 on June 1, 2007. The adoption of FIN 48 did not impact the consolidated financial condition, results of operations or cash flows.

The Company is currently open to audit under the statute of limitations by the Internal Revenue Service for all tax periods from June 1, 1999 to May 31, 2008. The Company’s Canadian subsidiary is currently open to audit under the statute of limitations by the Canada Revenue Agency for all tax periods from February 1, 2002 to May 31, 2008. Two former Canadian subsidiary companies (subsequently amalgamated with the surviving Canadian subsidiary) are currently open to audit under the statute of limitations by the Canada Revenue Agency for all tax periods from December 1, 2005 to May 31, 2007.

The Company and its subsidiaries may from time to time be assessed interest or penalties by major tax jurisdictions. In the event an assessment for interest and/or penalties is received, it is classified in the financial statements as general and administrative expense.

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

n)           Stock-Based Compensation

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

o)           Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with SFAS No. 128 – “Earnings Per Share”.  Under the provisions of SFAS No. 128, basic income (loss) per share is computed using the weighted average number of common stock outstanding during the periods.  Diluted income (loss) per share is computed using the weighted average number of common and potentially dilutive common stock outstanding during the period.  Diluted per share amounts reflect the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted to common shares. Anti-dilutive options and warrants are excluded from the calculation.

4.           RECENT PRONOUNCEMENTS

In December 2007, the FASB issued SFAS 141R, "Business Combinations" and SFAS 160, "Non-Controlling Interests in Consolidated Financial Statements". The new statements require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at "full fair value" and require non-controlling interests to be reported as a component of equity, which changes the accounting or transactions with non-controlling interest holders. Both statements are effective for periods beginning on or after December 15, 2008. Management is in the process of reviewing the requirements of this recent statement.

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

In February 2008, the FASB issued SFAS No. 157-2, “Effective Date of FASB Statement No. 157”.  This FASB Staff Position (FSP) delays the effective date of FASB Statement No. 157, “Fair Value Measurements”, for non-financial assets and non-financial liabilities, except for items that are recognized at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008.  The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or may arise, from the application of FASB Statement No. 157.

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

FASB Statement No. 161, which amends FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, requires companies with derivative instruments to disclose information about how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, and how derivative instruments and related hedged items affect a company’s financial position, financial performance and cash flows.  The required disclosures include the fair value of derivative instruments and their gains or losses in tabular format, information about credit-risk-related contingent features in derivative agreements, counterparty credit risk, and the company’s strategies and objectives for using derivative instruments.  The Statement expands the current disclosure framework in Statement 133.  Statement 161 is effective prospectively for periods beginning on or after November 15, 2008.  The Company plans to provide these additional disclosures in the first quarter of 2009.

In May 2008, the FASB issued FAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles” (“FAS 162”).  FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  FAS 162 is effective sixty days following the SEC’s approval of PCAOB amendments to AU Section 411, “The Meaning of ‘Present fairly in conformity with generally accepted accounting principles’”.  The Company is currently evaluating the potential impact, if any, of the adoption of FAS 162 on its consolidated financial statements.

5.           DUE TO/FROM RELATED PARTIES

a)
Related parties include former and current directors and officers and companies with common management and directorships.  Related party amounts are unsecured with no fixed terms of interest.  At, $1,007,679 (May 31, 2007 - $1,009,697) was due from a former director of the Company.

b)
During the year ended May 31, 2008, the Company advanced $66,726 on behalf of another company with respect to rent on office space. A former director of the Company is also a director of the other company. As at May 31, 2008, the full amount remained outstanding and the Company has made a full provision against the amount as a result of the uncertainty of collectability.

c)
During the year ended May 31, 2007, a then officer and the then sole director of the Company earned a fee of $1,000,000 for the facilitation of the acquisition of the Firebag Oil Sands Project owned by in 1289307 Alberta Ltd. (as disclosed in Note 9(b)) by the Company.  These properties were previously owned by a company controlled by this former officer who was at the time the sole director of the Company. The timing of payment is based on the completion of certain conditions.

d)	During the year ended May 31, 2007, a then director of Energy received $244,840 (CAD$283,019) in connection with the acquisition of Damascus Energy Inc. (see Note 9a)

e)
During the year ended May 31, 2007, in connection with a private placement private placement completed, the Company, the Company paid a finder’s fee of 7% ($193,932 (CAD$224,350)), of which $114,428 (CAD$132,300) was paid to a then officer of the Company.  (see Note 13a)

See also note 19 – Subsequent event.

The above transactions have been measured in these financial statements at the exchange amount which is the amount of consideration established and agreed to by the related parties.

6.           MARKETABLE SECURITIES

As a part of its sale of assets to Great Northern Oilsands Inc. (“GNOS”) (Note 14), the Company received 1,000,000 Rule 144 restricted common shares of GNOS with a value of $1,956,990 (CAD$2,100,000).  Effective April 16, 2007, GNOS announced the consolidation of its common stock on a 50 to 1 basis.  On March 26, 2008, GNOS announced a reverse split of its common stock on a 1000 for 1 basis and a name change to New Asia Gold Corporation.  As a result, the Company holds 50,000 shares of New Asia Gold Corporation at May 31, 2008 with a market value for the shares at May 31, 2008 of $100,122 (May 31, 2007 - $850,000).  The holding loss for the year

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

ended May 31, 2008 is $802,647.  These shares are held in trust for the Company and have been classified as marketable securities.

	Market Value
	May 31, 2008	May 31, 2007
50,000 ordinary shares -- New Asia Gold Corporation	$100,122	$850,000

7.           JOINT VENTURE RECEIVABLE

Pursuant to the terms of the Farmout Agreement on the Dover (Ells) property, the Company has earned an 80% working interest in the joint lands by drilling 16 evaluation wells on the property.  Subsequent to meeting its earning requirements the Company drilled an additional 3 evaluation wells on the property.  The Company is responsible for its 80% share of the costs of these 3 additional evaluation wells and pursuant to the terms of the Farmout Agreement the Company will finance its joint venture partner for its 20% share of the costs of these 3 additional evaluation wells.  The joint venture partner’s share of the additional well costs will be repaid upon the earlier of the sale of the Company’s interest in the property or 10 years from the abandonment of these 3 additional wells.  Interest shall accrue on the outstanding amount at the Bank of Canada’s prime rate plus 1% until the amount is repaid.  At May 31, 2008, the amount owing to the Company is $339,388 (May 31, 2007 - $323,394).

8.           OIL AND GAS INTERESTS

OIL AND GAS INTERESTS -- SUCCESSFUL EFFORTS METHOD
	May 31,	May 31,
	2008	2007
Balance beginning of the year	$37,658,925	$2,964,017
Expenditures and acquisitions	1,441,333	48,457,902
Foreign currency translation adjustment	3,303,728	2,108,970
Dispositions	-	(2,651,277)
Depletion, depreciation and impairment of oil and gas property	(2,419,860)	(5,087,858)
Dry well and abandoned interests	(684,563)	(5,664,773)
Geological and geophysical costs	(102,563)	(2,468,056)
Balance end of the year	$39,197,000	$37,658,925

Effective December 15, 2006, the Company acquired Damascus Energy Inc. (Note 9(a)) for total share consideration of $12,442,965.  The Oil and Gas Interests acquired in this transaction were valued at $23,475,628 with the majority of this value attributable to the Dover (Ells) Oil Sands Project.  Through additional drilling and seismic activity, the Company has earned an 80% working interest on the Dover (Ells) lands.

Effective January 16, 2007, the Company acquired 1289307 Alberta Ltd. (Note 9(b)).  The Oil and Gas Interests acquired in this transaction were valued at $5,417,197, all attributable to the Firebag Oil Sands Project.  Additional drilling and seismic activity has earned the Company a 75% working interest on the Firebag lands.

During the year ended May 31, 2007, the Company disposed of the majority of its non-core conventional oil and gas asset base in the transaction with Great Northern Oilsands Inc. (Note 14).  All properties retained by the Company are classified as unproved properties as no proven reserves exist.  All activity relating to Oil and Gas Interests by the Company is located in Canada.

In accordance with successful efforts accounting for oil and gas interests the Company has expensed all geological and geophysical costs incurred and the drilling costs associated with the Firebag properties as the drilling results on the property did not support recoverability of these costs. The carrying value of the Firebag properties at May 31, 2008 was $315,394.

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

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

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

The purchase price, represented by the Series A Preferred Stock of Energy which is exchangeable into common stock of the Company, as disclosed in both Notes 9 (a) and (b) totals $12,507,376 (May 31, 2007 - $20,150,772) and is based on the market price of $1.26 per share on September 14, 2007.  In accordance with EITF-00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”, the Company determined that share settlement was not within the control of the Company prior to September 14, 2007 as shareholder approval was required.  As a result of receiving shareholder approval to increase the authorized capital stock of the Company, at the Special Meeting of Stockholders held on September 14, 2007, the balance at this date has been reclassified to exchangeable shares, a component of stockholder's equity.

Exchangeable shares:	Issued	Issue Price	$

Issued on acquisition of Damascus (Note 9(a))	9,426,489	$1.32	12,442,965
Issued in conjunction with the acquisition of 1289307 (Note 9(b))	500,000	$1.32	660,000
	9,926,489		13,102,965
Fair value adjustment	-		7,047,807
Balance, May 31, 2007	9,926,489		20,150,772
Fair value adjustment (to September 14, 2007)	-		(7,643,396)
Conversion to common shares	(1,750,000)		(2,205,000)
Balance, end of year	8,176,489		10,302,376

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

On September 14, 2007, the Company received shareholder approval to increase its authorized capital stock and the Special Warrants, Flow-through Special Warrants and the 166,040 Bonus Warrants which were issuable as the result of the Company not meeting its April 28, 2007 filing deadlines, as described above, were issued and converted into 13,121,790 common shares of the Company, without additional consideration.  An additional 664,160 Bonus Warrants were converted into 664,160 shares of the Company’s common stock, without additional consideration, as the September 25, 2007 filing deadlines were also not met by the Company. The fair value of the bonus warrants has been expensed.

The Company paid $1,183,646 in cash commissions to the agents and issued non-transferable Agents’ Warrants to purchase up to 762,645 shares of the Company’s common stock at an exercise price of $1.50 per share on the later of:  (i) February 27, 2008; and (ii) six months from the date the securities issued under the private placement are free from trading restrictions in the United States and Canada, but no later than February 27, 2009. The fair value of the

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

Agents’ Warrants of $1,281,244 was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 138%; risk free interest rate of 4.54%; and expected life of 2 years.  For the year ended May 31, 2008, $946,853 has been determined to be the fair value representing the vested portion of the Agents’ Warrants and has been included in financing costs.

Prior to September 14, 2007, the Company had accounted for the net proceeds received from the sale of the Special Warrants and the Flow-through Special Warrants and the value of the Bonus Warrants as a liability on the face of the balance sheet.  In accordance with EITF–00-19, the Company determined that share settlement of the Special Warrants, Flow-through Special Warrants and Bonus Warrants is not within the control of the Company, as shareholder approval is required, and therefore, the value of these instruments is classified as a liability and was fair valued at September 14, 2007, using the market price of $1.26 per share.  Upon receipt of the required approvals, this amount was reclassified to additional paid in capital ($15,629,382) and common stock ($13,122), each a component of stockholder’s equity.

	Issued	Issue Price	$

Special Warrants	8,302,000	$1.50	12,453,000
Flow-through Special Warrants	4,653,750	$1.65	7,678,687
	12,955,750		20,131,687
Less: Commissions and professional fees	-		(1,372,654)
Net proceeds			18,759,033
Agents' Warrants	762,645		334,391
Bonus warrants	166,040		298,872
	13,884,435		19,392,296
Fair value adjustments:
Special Warrants and Flow-through Special Warrants	-		7,113,196
Agents' Warrants	-		(37,819)
Bonus Warrants	-		38,189
Balance, May 31, 2007	13,884,435		26,505,862

Agents' Warrants	-		370,137
Fair value adjustments:
Special Warrants and Flow-through Special Warrants	-		(10,920,639)
Agents' Warrants	-		(127,850)
Bonus Warrants	-		(185,006)
Balance, September 14, 2007	13,884,435		15,642,504

As of May 31, 2008, there were 762,645 Agents' Warrants outstanding. The fair value of the Agents' Warrants was $168,722 and is included in additional paid-in capital at May 31, 2008. As of September 7, 2008, the Agents' Warrants expired unexercised.

11.           ASSET RETIREMENT OBLIGATIONS

The total future asset retirement obligation was estimated by management based on the Company’s net ownership in wells and facilities, estimated costs to reclaim and abandon wells and facilities and the estimated timing of the costs to be incurred in future periods.  At May 31, 2008, the total undiscounted value of the total asset retirement obligation is estimated to be $160,354.  These payments are expected to be made over the next 2 years.  The Company’s credit adjusted risk free rate of 6.5 percent and an inflation rate of 3.0 percent were used to calculate the present value of the asset retirement obligation.  The following table reconciles the Company’s asset retirement obligations:
	For the year ended May 31,
	2008	2007
Beginning Asset Retirement Obligations	$129,959	$34,379
Liabilities acquired	-	73,534
Revisions	10,794	20,858
Accretion	7,381	1,188
Total Asset Retirement Obligations	$148,134	$129,959

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

12.           PREFERRED STOCK

The Company authorized two classes of preferred voting stock during the year ended May 31, 2007 as follows: one share of Class A Preferred Voting Stock, par value of $0.01 per share, and 10,000 shares of Class B Preferred Voting Stock, par value of $0.01 per share.  Refer to Notes 9(a) and (b).

The Class A Preferred Voting Stock has no dividend, or liquidation preferences over common stock holders.  This Class A Preferred Voting Share entitles 1286664 Alberta Ltd., as the trustee under the Exchange and Voting Trust Agreement and registered holder thereof, to attend and vote at all meetings of holders of shares of the Company’s common stock on behalf of the former shareholders of Damascus.  The maximum number of votes attached to this Class A Preferred Voting Share is that number of shares of the Company’s common stock into which the Exchangeable Shares issued in conjunction with the Class A Preferred Voting Share and at that time outstanding are then exchangeable, which is 8,176,489 as of the date of this financial statement.  The Class A Preferred Voting Share may be voted by proxy on all matters that may properly come before a meeting of the Company’s common shareholders. Prior to delivering a Class A Preferred Voting Share proxy, the trustee of the Class A Preferred Voting Share shall be obligated to determine the manner in which the holders of the then outstanding Exchangeable Shares issued in conjunction with the Class A Preferred Voting Share would vote on each matter put before the meeting of common shareholders.  The holder of the Class A Preferred Voting Share is then obligated to complete the Class A Preferred Voting Share proxy and record as votes in favour of the matter that number of votes equal to the number of common shares into which the Exchangeable Shares which voted in favour of the matter are then exchangeable and record as votes against the matter that number of votes equal to the number of the common shares into which the Exchangeable Shares which voted against the matter are then exchangeable.  The trustee is not entitled to cast any vote (either positive or negative) for which proxies have not been returned by the holder of the Exchangeable Shares.

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

13.           COMMON STOCK

Issued and outstanding common shares:	May 31, 2008		May 31, 2007
	Number	Amount	Number	Amount
	of Shares	$	of Shares	$
Balance, beginning of year	20,239,774	20,240	15,163,112	15,163
Conversion of special and flow-through warrants (Note 10)	12,955,750	13,122	-	-
Conversion of bonus warrants (Note 10)	166,040	-	-	-
Conversion of bonus warrants (Note 10)	664,160	664	-	-
Conversion of exchangeable shares (Note 9)	1,750,000	1,750	-	-
Flow-through shares issued (note a)	-	-	3,240,000	2,604,469
Stock options exercised	-	-	1,590,000	1,184,500
Shares issued for services (note b)	-	-	252,250	300,913
Repurchase of shares (note c)	-	-	(5,588)	(6,309)
	35,775,724	35,776	20,239,774	4,098,736
Less: Stock subscriptions receivable	-	-	-	(38,500)
Less: Amount included in additional paid in capital	-	-	-	(4,043,620)
Add: Amount charged to retained earnings	-	-	-	3,624
Balance, end of year	35,775,724	35,776	20,239,774	20,240

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

(a)
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

(b)	On July 26, 2006, the Company issued 222,250 shares of common stock, valued at $277,813 based on a market price of $1.25 per share, for investor relation services.

On October 24, 2006, the Company issued 30,000 shares of common stock, valued at $23,100 based on a market price of $0.77 per share, for investor relations services.

(c)	On September 15, 2006, the Company purchased 2,000 of its shares on the open market at a price of $0.78 per share.

On June 23, 2006, the Company purchased 3,588 of its shares on the open market at an average price of $1.32 per share.

Stock Options

A summary of the Company’s stock option activity is as follows:
	May 31, 2008		May 31, 2007
Stock Options	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Balance, beginning of year	3,225,000	$1.40	2,272,500	$0.75
Granted	1,510,000	0.40	4,265,000	1.33
Expired	-	-	(300,000)	0.39
Forfeited	(485,000)	1.74	(672,500)	0.60
Cancelled	-	-	(750,000)	1.20
Exercised	-	-	(1,590,000)	0.72
Balance, end of year	4,250,000	$1.01	3,225,000	$1.40
Exerciseable, end of year	933,333	$1.35	-	$-

As at May 31, 2008, the weighted average remaining contractual life of the outstanding options is 4.03 years. No options were exercised during 2008. The intrinsic value of options exercised during the year ended May 31, 2008 was nil (2007 - $1,715,867).

A summary of the status of the Company’s nonvested options as of May 31, 2008, and changes during the year ended May 31, 2008, is presented below:
Nonvested options:	Number of Options	Weighted Average Exercise price

Nonvested at June 1, 2007	3,225,000	$1.40
Granted	1,510,000	0.40
Expired	-	-
Forfeited	(485,000)	1.74
Cancelled	-	-
Vested	(933,333)	1.35
Nonvested at May 31, 2008	3,316,667	$0.91

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

The following table summarizes information about the stock options as at May 31, 2008:
Exercise Price (US$)	Number outstanding, May 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Aggregate Intrinsic Value	Number exercisable, May 31, 2008	Weighted average remaining contractual life (years)	Weighted average exercise price (US$)	Aggregate Intrinsic Value
$1.20	2,050,000	3.6	1.20	-	683,333	3.6	1.20	-
$0.35	1,450,000	4.7	0.35	$87,000	-	4.7	0.35	-
$1.75	750,000	4.0	1.75	-	250,000	4.0	1.75	-
	4,250,000	4.0	1.01	$87,000	933,333	4.0	1.35	-

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

During the year ended May 31, 2008, stock-based compensation amounting to $1,349,804 (2007 - $3,136,343) was recorded and expensed. During the year ended May 31, 2008, stock options for stock-based compensation were issued as follows: 40,000 stock options priced at $2.32 per share and 1,450,000 stock options priced at $0.35 per share.

As of May 31, 2008, there was $2,406,992 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.98 years.

The weighted average fair value of the options granted during the year ended May 31, 2008 was $0.31 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 124%; risk free interest rate of 4.02%; and expected life of 5.0 years. The weighted average fair value of the options granted during the year ended May 31, 2007 was $1.73 and was estimated using the Black-Scholes option pricing model using the following weighted-average assumptions: a dividend yield of 0.0%; expected volatility of 148%; risk free interest rate of 4.59%; and expected life of 5.0 years.

Per Share Amounts

Basic per share amounts are calculated using the weighted average number of common shares outstanding during the period. Diluted per share amounts are calculated based in accordance with SFAS No. 128, which assumes that any proceeds obtained on exercise of options would be used to purchase common shares at the average price during the period. The weighted average number of shares outstanding is then adjusted by this amount. In computing diluted net earnings per share for the year ended May 31, 2008, a total of 4,250,000 (2007 – 3,225,000) options were excluded from the diluted calculations as they were not dilutive.

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

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

The results of discontinued operations are summarized as follows:

	For the year ended May 31,
	2008	2007
Revenue:
Oil and Gas	$-	$99,722
Expenses	-	524,101
Net operating loss from discontinued operations	-	(424,379)
Gain on sale of investment in oil and gas assets	$-	$612,937

15.   INCOME TAX

The Company records deferred income taxes for differences between the tax reporting basis and the financial reporting basis of assets and liabilities. The Company follows the provisions of SFAS No. 109, “Accounting for Income Taxes”. Pursuant to SFAS 109 the Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefit of a net U.S. foreign tax credit carryforward has not been recognized in the financial statements because the Company cannot be assured that it is more likely than not that it will utilize the net U.S. foreign tax credit carryforward in future years. At May 31, 2008, the Company had net operating losses for U.S. federal income tax purposes of $1.4 million and had non-capital loss carryforwards for Canadian income tax purposes of $5.4 million, which begin expiring in fiscal 2011. When the future utilization of some portion of the carryforwards is determined not to be “more likely than not,” a valuation allowance is provided to reduce the recorded tax benefits from such assets. At May 31, 2008, a valuation allowance of $466,827 was provided to offset deferred tax assets arising from US net operating losses.

The provision for income taxes consists of the following:
	For the year ended May 31,
	2008	2007
	$	$
Current:
Foreign	-	2,785,763
United States	-	-
Deferred:
Foreign	226,272	(3,213,573)
United Sates	-	-
Total income tax expense (reduction)	226,272	(427,810)

Effective tax rate reconciliation:
	For the year ended May 31,
	2008	2007
	$	$
Expected income tax (reduction) expense at statutory rate	4,199,329	(6,158,038)
Non-resident capital gains tax	-	2,785,763
Flow-through shares	1,514,195	1,053,947
Non deductible items	914,713	1,096,588
Unrealized (gain) loss on exchangeable shares and special warrants	(6,364,402)	4,814,867
Foreign tax credits	-	(4,826,707)
Change in tax rates	272,655	282,543
Change in valuation allowance	(310,218)	523,227
Total income tax expense (reduction)	226,272	(427,810)
Effective tax rate	1.9%	2.2%

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

The deferred tax liabilities and assets were as follows:
	For the year ended May 31,
	2008	2007
	$	$
Deferred tax assets/(liabilities)
Non capital loss carryforwards	1,836,393	842,184
Excess tax basis over book basis for oil and gas properties	(1,730,068)	(286,704)
Unrealized foreign exchange gain	(840,543)	-
Writedown of marketable securities	252,035	157,746
Share issue costs	24,675	26,000
Less valuation allowance	(466,827)	(739,226)
Net deferred tax liability	(924,335)	-

16.           OTHER COMPREHENSIVE INCOME / (LOSS)

Components of other comprehensive income (loss) are as follows:
	For the year ended
	May 31, 2008
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Foreign currency translation adjustment	$58,598	$-	$58,598
Other comprehensive income	$58,598	$-	$58,598

	For the year ended
	May 31, 2007
	Before Tax Amount	Tax (Expense) or Benefit	Net-of-Tax Amount
Marketable securities:
Decrease in unrealized gain on marketable securities	$(10,344,284)	$3,103,285	$(7,240,999)
Foreign currency translation adjustment	726,311	-	726,311
Other comprehensive income (loss)	$(9,617,973)	$3,103,285	$(6,514,688)

17.           GEOGRAPHIC AND SEGMENTED INFORMATION

The Company has one reportable segment consisting of oil and gas operations except for the Company’s investment in New Asia Gold Corporation, which is valued at $100,122 at May 31, 2008.  The Company derives revenues from the sale of petroleum products resulting from its oil and gas operations.  The Company’s operations are in Canada.

Geographic:
	May 31,	May 31,
	2008	2007
Long-lived assets:
Canada	$39,310,331	$38,607,841
Total long-lived assets	$39,310,331	$38,607,841

	May31,	May31,
	2008	2007
Revenues from external customers:
United States	$-	$-
Canada	8,199	15,581
Total revenues from external customers	$8,199	$15,581

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

18.           CONTINGENCIES

The Company has received three claims relating to work performed with respect to its 2007/2008 winter drilling program.  These claims total $1.8 million.  As these activities were not authorized by the Company, it is management’s view that the claims are without merit.  Amounts paid, if any, by the Company to settle this dispute will be recorded when the amounts become known.

19.           SUBSEQUENT EVENT

On August 29, 2008, a director resigned from the Company.  As a result, unless exercised, 500,000 stock options will be cancelled on September 28, 2008.

20.	SCHEDULE OF SUPPLEMENTARY INFORMATION ON OIL AND GAS OPERATIONS (Unaudited)

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

All quantities shown in the table are proved reserves and are located in Canada.

Future cash flows are computed by applying	May 31,	May 31,
NET CASH FLOWS RELATING TO PROVED OIL	2008	2007
AND GAS RESERVES	(Unaudited)	(Unaudited)
	Oil	Oil
	(bbls)	(bbls)
Proved, developed and undeveloped reserves (Canada)
Balance beginning of the year	-	5,000
Discoveries	-	-
Revision to estimates		-
Dispositions	-	(2,725)
Production		(2,275)
Balance end of year	-	-

Standardized Measure of Discounted Future Net Cash Flows (Canada)
Future cash flows	$-	$-
Future operating expenses	-	-
	-	-
10% annual discount for estimated timing of cash flows	-	-
Standardized measure of discounted future net cash flows	$-	$-

Future cash flows are computed by applying fiscal period end prices of oil and natural gas to period end quantities of proved oil and natural gas reserves.  Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and natural gas reserves at the end of the period, based on period end costs and assuming continuation of existing economic conditions.

Patch International Inc.
Notes to the Consolidated Financial Statements
May 31, 2008

Future income taxes are based on period end statutory rates, adjusted for tax basis and applicable tax credits.  A discount factor of ten percent was used to reflect the timing of future net cash flows.  The standardized measure of discounted future net cash flows is not intended to represent the replacement cost of fair value of the Company’s oil and natural gas properties.  An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimate of oil and natural gas producing operations.